Form 10-K
period 1998-12-31
DAVEL COMMUNICATIONS INC
filed 1999-04-15
CIK 1072881

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark one)
          x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998
                                      or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                                to

                         Commission file number 0-22610

                           DAVEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                  59-3538257
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     10120 Windhorst Road
        Tampa, Florida                                      33619
     (address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (813) 628-8000
          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
     Title of each class                        on which registered
     -------------------                        -------------------
        None

          Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, $0.01 par value per share
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $48,760,586. As of March 31, 1999, there were 10,536,155 shares of the registrant's Common Stock outstanding.

                      Documents incorporated by reference:

     Information contained in the registrant's 1998 definitive proxy material to be filed with the Securities and Exchange Commission has been incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

     Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, The Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Impact on Revenue." Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.  BUSINESS

General Overview

     Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger (the "Peoples Merger"), on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. ("Peoples Telephone"). The merger was accounted for as a pooling-of-interests and accordingly the results of both companies have been restated as if they had been combined for all periods presented.

     As a result of the Peoples Merger and the acquisition of Communications Central, Inc. (the "CCI Acquisition"), the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company's principal executive offices are located at 10120 Windhorst Road, Tampa, Florida 33619, and its telephone number is (813) 628-8000.

     The Company owns and operates a network of nearly 85,000 payphones in 42 states and the District of Columbia, providing it with one of the broadest geographic coverages of any payphone service provider in the country. The Company's installed payphone base generates revenue through both coin calls (local and long-distance) and non-coin calls (calling card, credit card, prepaid calling card, collect, toll-free and third-party billed calls). The Company also provides operator assisted services to its payphones through contractual relationships with various interexchange carriers ("IXCs"), including Sprint and AT&T, and through its own long-distance switching equipment. A significant portion of the Company's payphones are located in high-traffic areas such as shopping centers, convenience stores, truck stops, service stations, grocery stores, restaurants and airports.

     As part of the Telecommunications Act of 1996, Congress directed the Federal Communications Commission ("FCC") to ensure widespread access to payphones for the general public. Industry reports estimate that there are approximately 2.1 million payphones currently operating in the United States, of which approximately 1.8 million are operated by the five regional Bell operating companies ("RBOCs"), AT&T and GTE. The remaining approximately 350,000 payphones are owned by more than 1,000 independent payphone providers ("IPPs") and more than 1000 smaller local exchange carriers ("LECs"). The Company believes that its scale, geographic reach and proven integration expertise position it to play a leading role in the consolidation of the fragmented payphone industry. The Company's strategy is to increase its nationwide presence through internal growth primarily focusing on regional and national accounts and through targeted strategic acquisitions, generally in existing markets or contiguous markets.

Industry Overview

     Today's telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the "AT&T Divestiture") and the many regulatory changes adopted by the FCC and state regulatory authorities in response to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The "public switched network" is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located ("Location Owners").

     Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners' premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs.

     As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas ("LATAs"). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. They also provide payphone service primarily in their own respective territories, and are now authorized to share revenues from telecommunications services between LATAs ("interLATA"). Long-distance companies, such as Sprint, AT&T and MCI Worldcom, provide interLATA services, and in some circumstances, may also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC servicing the local area in which the recipient of the call is located. This terminating LEC then delivers the call to the recipient.

Business Strategy

     The Company's objective is to increase revenues and earnings through acquisitions, internal sales growth and continued reductions in its overall cost structure. The Company has implemented the following strategy to meet its objective.

     Utilize Advanced Payphone Technology. The Company's payphones utilize "smart" technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable read-only memory chip, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's payphones can also distinguish coins by size and weight, report to a remote location the total amount of coins in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number. Virtually all of the Company's payphones operate on power available from the payphone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

     Apply Sophisticated Monitoring and Management Information Systems. The Company utilizes proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone as well as expenses relating to that payphone, including commissions payable to the Location Owners. The software allows the Company to generate detailed financial information by customer, by location and by payphone, which allows it to monitor the profitability and operating condition of each location and payphone.

     Provide Outstanding Customer Service. The technology used by the Company enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity which can be verified by customers. The Company strives to minimize "downtime" on its payphones by identifying service problems immediately. The Company's standard of performance is to repair malfunctions within 24 hours of their occurrence, thereby minimizing downtime and lost revenues. The Company's ability to service payphones promptly allows it to retain existing customers and attract new ones. The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The records generated through the Company's technology allow for the more timely and accurate payment of commissions to Location Owners.

     Develop Strong Relationships with Service Providers and Suppliers. As part of its strategy to continue to reduce operating costs, the Company has formed strategic alliances with a number of service and equipment providers. The Company has formed alliances with a number of LECs and competitive local exchange carriers to purchase local line access services, and has agreements with a number of IXCs to provide operator services to its payphones for call traffic not carried by its switch. In addition, the Company's consistent volume of new payphone installations has allowed it to negotiate favorable purchasing arrangements with a number of payphone equipment providers.

     Facilitate Growth Through Internal Sales and Marketing. The Company actively seeks to install new payphones through its sales and marketing efforts to obtain additional contracts with new and existing accounts. The Company conducts site surveys to examine various factors, including population density, traffic patterns and historical usage information. The Company intends to install approximately 8,000 payphones in 1999, compared with 6,884 payphones installed in 1996, 6,311 payphones installed in 1997 and 7,233 payphones installed in 1998, exclusive of acquisitions.

     Pursue Strategic Acquisitions. The Company intends to use its experience in identifying, negotiating and integrating strategic acquisitions in its continued consolidation of the fragmented payphone industry. Strategic acquisitions have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Concentrating its payphones in close proximity allows the Company to plot more efficient collection routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company's network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones around its regional offices, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. For example, since integrating the CCI Acquisition (as defined below), Davel has been able to increase the number of payphones per technician to an average of 186 from 167 as a result of greater payphone density, workforce rationalizations and computerized route design. The Company believes it will be able to increase this number from 186 to approximately 210 upon the complete integration of the operations of Peoples Telephone.

Acquisitions

     The Company generates growth by pursuing the acquisition of payphone companies or assets within its existing market areas and in areas in which the Company desires to establish a new market presence. In the merger with Peoples Telephone in December 1998, the Company added approximately 43,000 payphones to its network. In the CCI Acquisition on February 3, 1998, the Company added 19,543 payphones to its network. In addition, during 1998, the Company added an additional 4,019 payphones to its network through other acquisitions. The Company believes that it is well positioned to capitalize on the fragmented nature of the independent payphone industry by maintaining an active acquisition program. The Company seeks to acquire payphone companies or assets that can provide cost savings and economies of scale through integration into the Company's service and maintenance, long-distance and management information networks and believes that further acquisitions present a significant growth opportunity for the Company.

Listed below is a summary of acquisitions completed by Old Davel and Peoples Telephone during 1998 and 1997.

                                                         Number of    Purchase Price
              Company                       Date         Payphones    (In thousands)
--------------------------------------  --------------  -----------   --------------
Eat N' Park Restaurants                 December 1998          136          $    286
Call Communications, Inc.               August 1998          1,251             2,948
Communications Central Inc.             February 1998       19,543           109,117
Indiana Telecom                         January 1998         2,632            11,317
Tele/Data Pay Telephone                 August 1997            183               511
Blair Telephone                         June 1997            1,255             3,868
Quarter Call                            June 1997              954             2,160
Mid-Eastern                             April 1997             117               233
All others (less than 70 phones
 each)                                                         481               362
                                                     -------------------------------

     Totals                                                 26,552          $130,802

Integration Plan

     The Company believes that it can achieve cost savings through the combination of the payphone routes, management information systems and administrative functions of Old Davel, Peoples Telephone and CCI. The Company has formed a transition team (the "Transition Team") consisting of senior members of management to oversee integration of the companies. Each senior executive on the Transition Team is managing the transition process in one of the following major functional areas of the Company's operations: field operations, network operations, equipment repair and supply, human resources, finance and accounting, legal and regulatory, sales and marketing, and customer service. The Transition Team has begun the process of identifying and developing potential areas of cost savings and revenue enhancement. Members of the Transition Team have recommended strategies for achieving their objectives in the most cost-effective manner, including specific recommendations for eliminating redundant functions, employees and facilities. The integration of CCI's operations into those of Old Davel has been virtually completed, and the Transition Team expects the integration process with Peoples Telephone to be substantially complete by the end of the 1999.

Operations

     As of December 31, 1998 and December 31, 1997, the Company owned and operated 84,384 and (treating the Peoples Telephone payphones as pooled together with the Old Davel payphones) 59,009 payphones, respectively, an increase of 25,375 installed payphones. The CCI Acquisition in February 1998, increased the number of installed payphones by 19,543 units.

Coin Calls

     The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and independent payphone companies could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 or $0.35 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $.25 to $.35 commencing October 7, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Regulatory Impact on Revenue -- Local Coin Rates."

     InterLATA long distance coin calls are carried by the Company's long distance switching equipment and long distance carriers that have agreed to provide service to the Company's payphones. The Company pays a charge to a long distance carrier each time that carrier transports a long distance call for which the Company receives coin revenue. The Company's payphones also generate coin revenue from intraLATA long distance calls.

Non-Coin Calls

     The Company also receives revenues from non-coin calls made from its payphones. Non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls. Certain non-coin calls from the Company's payphones are handled by the Company's subsidiary, DavelTel, Inc. ("DavelTel"). DavelTel's switching equipment is located in Tampa, Florida. See "Technology." DavelTel performs certain of the operator services necessary to complete non-coin calls.

     The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with an operator service provider to provide live operators to handle calls that require operator services. Billing information is verified and collect calls and credit cards are validated by the Company's switch through one of several companies that provide on-line access to validation databases. The Company contracts for transport of its calls over networks operated by long distance carriers. The Company's switch is programmed to select the most cost-effective carrier and transmission circuit then available to the Company to complete the call as dialed. Billing and collection of call charges is performed for the Company by one of several service bureaus specializing in that activity.

     The Company realizes additional revenues from certain long distance companies pursuant to FCC regulation as compensation for "dial-around" non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the payphone operator by making a "toll free" call, generally by dialing a 1-800/888/877 number, a 950-number or a seven-digit "1010XXX" code before dialing "0" for operator service. See "Business--Regulation."

Payphone Base

     In addition to payphones acquired by the Company (see "Acquisitions"), the Company's payphone base includes payphones installed by the Company. The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net increase in Company payphones in operation.

                           1998          1997          1996
                        ---------      ---------     --------
Acquired                  23,691         2,861         2,767
Installed                  7,233         6,311         6,884
Removed                   (5,549)       (3,953)       (5,239)

     Net Increase         25,375         5,219         4,412

     Most of the Company's payphones are located in proximity to one of the Company's divisional offices, from which Company employees operate and service payphones and conduct sales and marketing efforts. The following table sets forth the number of payphones operated by Old Davel and Peoples Telephone in each state and the District of Columbia as of December 31, 1998, 1997 and 1996:

                                                              December 31
                                  ------------------------------------------------------------------
State                                    1998                     1997                    1996
--------------------------        -----------------        ----------------        -----------------
Alabama                                       2,357                     692                      614
Arkansas                                        528                      45                       27
Arizona                                         779                     745                      706
California                                    3,760                   3,830                    3,737
Colorado                                        447                      33                       55
District of Columbia                            511                     460                      447
Delaware                                        119                      97                       73
Florida                                      15,708                  12,851                   12,612
Georgia                                       5,357                   2,838                    2,020
Iowa                                            747                     784                      959
Illinois                                      2,626                   1,713                    1,683
Indiana                                       2,947                     895                      856
Louisiana                                     2,580                   1,676                    1,502
Kansas                                           13                       9                        9
Kentucky                                      1,436                     913                      794
Massachusetts                                   534                     410                      344
Maine                                            52                      39                       39
Maryland                                      3,464                   3,258                    2,495
Michigan                                        504                     406                      398
Minnesota                                       471                       -                       33
Missouri                                        366                     170                      143
Mississippi                                   2,201                   1,205                    1,055
North Carolina                                4,586                   3,578                    3,299

North Dakota                                     10                       -                        -
Nebraska                                         32                      36                       66
New Hampshire                                    80                      57                       47
Nevada                                          388                     404                      427
New York                                      6,022                   6,022                    5,930
New Jersey                                      611                     588                      562
Ohio                                          2,719                   1,583                    1,286
Oklahoma                                        102                      10                        -
Oregon                                           11                      12                       12
Pennsylvania                                  3,472                   2,691                    1,456
Rhode Island                                     76                      42                       58
South Carolina                                2,892                   2,219                    2,051
South Dakota                                      1                       3                        4
Tennessee                                     4,763                   2,632                    2,488
Texas                                         4,237                   2,015                    2,095
Vermont                                          18                      17                       18
Virginia                                      5,917                   3,372                    2,917
Utah                                            272                     248                      187
Washington                                        -                       1                        1
Wisconsin                                       266                     149                      144
West Virginia                                   402                     261                      138
Wyoming                                           -                       -                        3
                                  -----------------        ----------------        -----------------

     Totals                                  84,384                  59,009                   53,790
                                  =================        ================        =================

     The Company selects locations for its payphones where there is typically high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores, shopping centers, restaurants, hotels and airports. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to Location Owners for their payphones. In locations where historical revenue information is not available, the Company relies on its site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. The Company's marketing staff attempts to obtain agreements to install the Company's payphones ("Location Agreements") at locations with favorable historical data regarding payphone revenues.

     Location Agreements generally provide for revenue sharing with the applicable Location Owners. The Company's Location Agreements generally provide commissions based on fixed percentages of revenues and are generally of three to five-year terms. The Company can generally terminate a Location Agreement on 30 days' notice to the Location Owner if the payphone does not generate sufficient revenue.

     The Company routinely monitors its payphone base and removes underperforming payphones, which it often relocates to locations with more potential for profitability. In particular, the Company often removes and relocates a number of payphones following acquisitions because its performance criteria are generally more stringent than the criteria of the payphone operators from which it acquires payphones.

Service and Maintenance

     The Company employs field service technicians, each of whom collects coin boxes from, and cleans and maintains an average of approximately 200 payphones. The technicians also respond to trouble calls made by a Location Owner, by a user of a payphone or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of the Company's payphones to one of the Company's divisional offices and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphone as well as the number of employees needed to service the payphones.

Customers, Sales and Marketing

     The Company employs marketing personnel for its payphone operations in each of its regions of operation. Regional marketing personnel are responsible for finding desirable locations for payphones and obtaining Location Agreements with Location Owners within their geographic areas. The Company believes that using regional marketing personnel provides better market penetration because of their familiarity with and proximity to their regions. To date, IPPs have had a competitive advantage over LECs due to their ability to offer commissions to Location Owners for both local and long-distance calls. Historically, LECs generally were unable to derive revenues from interstate calls and non-coin, interLATA calls, and consequently, were unable to offer commissions on such calls. Recently enacted rules adopted pursuant to the Telecommunications Act grant LECs the ability to select the long-distance carrier for interLATA long-distance calls in conjunction with the Location Owner. This will enable LECs to derive revenues from and pay commissions on these calls in the future. See " Business--Regulation."

     The Company's customers are a diverse group of small-, medium-sized and large businesses which are frequented by individuals often needing payphone access. The majority of the Company's customers are convenience stores, truck stops, service stations, grocery stores, shopping centers, hotels and airports. As of December 31, 1998, corporate payphone accounts of 50 or more payphones represented approximately 36% of the Company's installed payphones.

Service and Equipment Suppliers

     The Company's primary suppliers provide payphone components, local line access, billing and collection services and long distance services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

     The Company's primary supplier of circuit boards for new payphone installations is Protel, Inc. of Lakeland, Florida, a leading supplier of payphone equipment. The Company also purchases circuit boards manufactured by other suppliers for repair of installed payphones utilizing circuit boards provided by other manufacturers. The Company primarily utilizes the billing and collection services of ILD Teleservices, Inc. and obtains local line access from various LECs, including BellSouth, GTE, Ameritech, SBC Communications, US West and various other suppliers of local line access. New sources of local line access are expected to emerge as competition is authorized in local service markets. Long-distance services are provided to the Company through the use of its own long-distance switching equipment and by various long-distance and operator service providers, including Sprint, AT&T, MCI Worldcom, WilTel, LCI and others.

     The Company expects the availability of such products and services to continue in the future, however, the continuing availability of alternative sources cannot be assured. Transition from the Company's existing suppliers, if necessary, could have a disruptive influence on the Company's operations and could give rise to unforeseen delays and/or expenses. The Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any of the products or services used in the operation of its business.

Assembly and Repair of Payphones

     The Company assembles and repairs payphone equipment for its own use. The assembly of payphone equipment provides the Company with technical expertise used in the operation, service, maintenance and repair of its payphones. The Company assembles payphones from standard payphone components purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. All of the components purchased by the Company are available from several suppliers, and Davel does not believe that the loss of any supplier would have a material adverse effect on its assembly operations.

     The Company's payphones comply with all FCC requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the regulatory authorities of most states, including: free access to local emergency ("911") telephone numbers and, where not available, to local directory assistance; dial-around access to all locally available long-distance companies; the capability of receiving incoming calls at no charge; and automatic coin return capability for incomplete calls.

Technology

     The payphone equipment installed by the Company makes use of microprocessors to provide voice synthesized calling instructions, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of non-volatile, electronically erasable, programmable read-only memory chips, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

     The Company's payphones can distinguish coins by size and weight, report to a remote location the total coinage in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Virtually all of the payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

     The Company utilizes proprietary and non-proprietary software that tracks the coin and non-coin revenues from each payphone as well as expenses relating to that payphone, including commissions payable to the Location Owners. The software allows the Company to generate detailed financial information by Location Owner, location and payphone, which allows the Company to monitor the profitability and operating condition of each location and payphone.

     The Company provides all technical support required to operate the payphones, such as computers and software and hardware specialists, at its headquarters in Tampa, Florida. The Company's manufacturing support operations provide materials, equipment, spare parts and accessories. Each of the Company's divisional offices maintains inventories for immediate access by field service technicians.

     The Company maintains switching equipment in Tampa, Florida which receives calls, routes calls through transmission lines to their destination and records information about the source, destination and duration of the call. Long-distance calls from the Company's payphones that are not handled by its switch or an unbundled services arrangement are serviced by long-distance companies that pay commissions to the Company for those calls. The Company expects in the future to make increasing use of the long distance services of Sprint as a result of a Telecommunications Services Term Agreement signed in January 1999.

Regulation

     The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted initial rules and policies to implement
Section 276 of the Telecommunications Act of 1996 (the "Telecommunications Act"). The Telecommunications Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the Telecommunications Act on both an interstate and intrastate basis. Among other provisions, the Telecommunications Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC's implementation of Section 276.

Federal Regulation of Local Coin and Dial-Around Calls

     The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators, including payphone service providers ("PSPs"), who send calls to those OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this "open access" to carriers.

     TOCSIA further directed the FCC to consider the need to provide compensation for IPPs for dial-around calls. Accordingly, the FCC ruled in May 1992 that IPPs were entitled to dial-around compensation. Because of the complexity of establishing an accounting system for determining per call compensation for these calls, and for other reasons, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 interstate carrier access code dial-around calls per month and a rate of $0.40 per call. The failure by the FCC to provide compensation for 800 "toll free" dial-around calls was challenged by the IPPs, and a federal court subsequently ruled that the FCC should have provided compensation for these toll free calls.

     In 1996, recognizing that independent payphone providers had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 which would:

 .    create a standard regulatory scheme for all public payphone service providers

 .    establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call except for 911 emergency and telecommunications relay service calls;

 .    terminate subsidies for LEC payphones from LEC-regulated base operations;

 .    prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LEC and independent payphone service providers and remove the LEC payphones from the LEC's regulated asset base;

 .    provide for the RBOCs to have the same rights that independent payphone service providers have to negotiate with Location Owners over the selection of interLATA carrier services subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

 .    provide for the right of all payphone service providers to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

 .    evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined that they are required; and

 .    preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

     In September and November 1996, the FCC issued the 1996 Payphone Order. In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC PSPs for each and every call was to deregulate to the maximum extent possible the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation.

     To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market.

In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs by the IXCs in the amount of $45.85 per month per payphone. This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there was a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the PSP as well as 800 "toll free" calls. The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the PSP and the IXC. To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits which would identify each call as originating from a payphone and required the LECs to make such coding available to the PSPs as a tariffed item included in the local access line service.

     In July 1997, the Court responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and
(3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

     In response to the Court's remand, the FCC issued the 1997 Payphone Order in October of 1997. The FCC determined that distinct and severable costs of $0.066 were attributable to coin calls that did not apply to the costs incurred by the PSPs in providing access for dial-around calls. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred for later the decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

     On March 9, 1998, the FCC issued a Memorandum Opinion and Order,
FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by

Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. This new rate will become effective on April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 8, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. The FCC has further ruled that an adjustment will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including Davel. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial appeals, could have a material adverse effect on the Company. See "Effect of Federal Regulation of Local Coin and Dial-Around Calls" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Regulatory Impact on Revenue--Dial-Around Compensation."

Effect of Federal Regulation of Local Coin and Dial-Around Calls

     Dial-Around Calls. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 per-phone, per-month rate to $37.20 ($0.284 per call multiplied by 131 calls). Based on this adjustment, the Company recorded a provision in the three-month period ended September 30, 1997 to reflect reduced dial-around compensation. In addition, beginning with the third quarter of 1997, the Company recorded dial-around compensation at the same rate of $37.20 per payphone per month. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced, through an adjustment to non-coin revenues totaling $9.0 million, the amounts of dial-around compensation previously recorded for the period from November 7, 1996 to

December 31, 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. The Company believes that it is legally entitled to fair compensation under the Telecommunications Act for dial-around calls which were delivered to any carrier during the period from November 7, 1996 to December 31, 1998.

     While the amount of $0.24 per call constitutes the Company's assessment of the minimum level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future, that the appropriate level of fair compensation should be lower than $0.24 per call or should be determined by requiring the user to deposit coinage at the time of making a dial-around call.

     The payments for dial-around calls prescribed in the 1997 Payphone Order significantly increased dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect the resulting revenue impact. These factors include the following: (1) the final resolution of the $0.24 rate recently ordered by the FCC and the possibility of subsequent appeals to the courts, (2) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (3) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (4) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls and (5) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

     Local Coin Call Rates. As a result of the Telecommunications Act and in accordance with the FCC's initial rulings implementing Section 276 of the Act (which were upheld on appeal by the U.S. Supreme Court), rates for local coin calls placed from payphones have been effectively deregulated. The Company and other PSPs have utilized this new deregulatory environment as an opportunity to adjust prices in an effort to maximize revenues from this call category. In deciding to deregulate local coin rates for payphones the FCC did, however, provide for possible modifications or exemptions from deregulation, either upon its own motion in response to consumer complaints or where an individual state regulatory body makes a detailed showing that there are market failures within the state that would not allow market-based rates to develop. While no such action has been taken to date by the FCC or state regulators, no assurances can be given as to the future regulatory treatment of local coin call rates, including the potential re-regulation of those rates or other modifications. Moreover, the Company cannot predict with any certainty the ultimate impact of local coin rate deregulation upon its operations.

     Initial experience with local coin call rate increases indicates that price sensitivity of consumers for the service does exist and has resulted and will result in a potentially material reduction in the number of coin calls made. The Company is unable to predict the ultimate impact on its operations of local coin call rate deregulation.

Other Provisions of the Telecommunications Act and FCC Rules

     As a whole, the Telecommunications Act and FCC Rules significantly alters the competitive framework of the payphone industry. The Company believes that implementation of the Telecommunications Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the Telecommunications Act which make it impossible for the Company to provide assurance that the Telecommunications Act will result in a long-term positive impact. The Company has identified the following such uncertainties:

 .    Various matters pending in several federal courts and raised before the
     Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the Telecommunications Act, as well as other uncertainties related to the impact, timing and implementation of the Telecommunications Act.

 .    The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines, which require that LECs price payphone access lines at the cost to the LEC plus a reasonable margin of profit. Proceedings are now pending in various stages and formats, before numerous state regulatory bodies across the nation to resolve these issues.

 .    In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the new rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect.

 .    The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions exist with respect to 0+ local and 0- call routing whose classification will await the outcome of various state regulatory proceedings or initiatives.

 .    The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings are underway in reviewing this issue.

Billed Party Preference and Rate Disclosure

     The FCC previously issued a Second Notice of Proposed Rulemaking regarding Billed Party Preference and associated call rating issues, including potential rate benchmarks and caller notification requirements for 0+ and interstate long-distance calls. On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call.

State and Local Regulation

     State regulatory authorities have primarily been responsible for regulating the rates, terms, and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by the Companies to comply with applicable rules, regulations and reporting requirements. The states that currently permit independent payphone providers to supply local and long-distance payphone service, and the District of Columbia, have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The Telecommunications Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also regulate LECs' tariffs for interconnection of independent payphones, as well as the LECs' own payphone operations and practices.

     The Company is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones. In addition, the Company must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company servicing the payphone and the ability to access alternate carriers. The Company believes that it is currently in material compliance with all regulatory requirements pertaining to their offerings of operator services directly or through other long-distance companies.

     In accordance with requirements under the Telecommunications Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states and the Company believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the Telecommunications Act, could lead to more options available to the Company for local line access at competitive rates. The Company cannot provide assurance, however, that such options or local line access rates will become available. The Telecommunications Act also contains other provisions which will affect the rates payphone providers can charge for local coin calls and other aspects of the regulation of payphone services by the states, although the extent of any future federal preemption of state regulation cannot be accurately predicted.

     The Company believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees and operating rules on the operations and revenues of payphones. The Company believes that some of these fees and restrictions may be in violation of provisions of the Telecommunications Act prohibiting barriers to entry into the business of operating payphones and the policy of the Telecommunications Act to encourage wide deployment of payphones. However, in at least one instance, involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, the FCC declined to overturn a total ban on payphones in a downtown area. The proliferation of local government licensing, restriction, taxation and regulation of payphone services could have an adverse affect on the Company and other PSPs unless the industry is successful in resisting or moderating this trend.

Competition

     The Company competes for payphone locations directly with LECs and IPPs. The Company also competes, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LECs and long-distance companies against which the Company competes and some IPPs may have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other IPPs, have increased their compensation arrangements with Location Owners to offer more favorable commission schedules.

     The Company believes the principal competitive factors in the payphone business are (1) the commission payments to a Location Owner and the opportunity for a Location Owner to obtain commissions on both local and long-distance calls from the same provider, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. The Company believes it is currently competitive in each of these areas.

     The Company competes with long-distance carriers that provide dial-around services which can be accessed through the Company's payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including the Company, thereby detracting from the Company's primary OSPs. However, the Company receives compensation for dial-around calls placed from its payphones. See "Regulation."

     The Company also competes with providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have recently introduced rate plans that are competitively priced with certain of the products offered by the Company.

Employees

     As of December 31, 1998, the Company had 958 full-time employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company leases approximately 48,500 square feet in Tampa, Florida that includes two locations for executive office space, a divisional office for payphone operations and facilities for the assembly of payphones. The Company also leases approximately 40 divisional offices for payphone operations in various geographical locations. In addition, the Company operates a regional distribution and assembly center in approximately 10,000 square feet in Jacksonville, Illinois, which the Company leases from its Chairman. The Company also leases 18,000 square feet of warehouse space in Jacksonville, Illinois from its Chairman. The Company believes that these facilities are adequate to meet the Company's needs in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by Davel in the Peoples Merger) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by Davel of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from Davel and Peoples Telephone. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples Telephone initiated by PhoneTel. The Company at this time cannot predict the outcome of this litigation.

     In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against Peoples and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. Formal discovery is nearly completed. Pending completion of discovery, the Company expects the trial to be scheduled for May or June 1999. Based on the proceedings conducted to date, the Company believes that it has several meritorious legal and factual defenses. The Company at this time cannot predict the outcome of this litigation.

     The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 22, 1998, the Company held its 1998 Annual Meeting of Stockholders in Chicago, Illinois. Two proposals were brought before the stockholders for a vote. The first was a proposal to approve and adopt the merger agreement between Davel and Peoples Telephone. Of the 5,777,998 shares of Davel Common Stock outstanding on the record date of November 11, 1998, 5,458,242 shares, or 94.47%, voted in person or by proxy. On the Peoples Telephone Merger proposal, 4,941,676 votes, or 85.5%, were cast in favor of the proposal, 10,572 votes, or 0.18%, were cast against the proposal or withheld, and there were 7,900 abstentions, representing 0.14%, and 498,094 broker non-votes, or 8.62% of the shares represented by proxy.

     The second stockholder proposal was to elect seven members of the Company's Board of Directors. The Company's directors hold one-year terms and are subject to annual re-election by the stockholders. Each nominee who was proposed for election was elected by the stockholders. The following tabulation displays the names of each nominee elected, the number of votes cast for each nominee, and the number of votes withheld for each nominee.

Name of Nominee     Number of Votes For  Number of Votes Withheld
------------------  -------------------  ------------------------

F. Philip Handy     5,451,710            6,532

Michael E. Hayes    5,451,710            6,532

David R. Hill       5,451,710            6,532

Robert D. Hill      5,451,710            6,532

Thomas M. Vitale    5,451,710            6,532

A. Jones Yorke      5,451,710            6,532

Samuel Zell         5,451,710            6,532

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     Market Information.  The Company's Common Stock trades on the NASDAQ
     ------------------
National Market System. The following table sets forth, for the periods indicated, the high and low closing prices on the NASDAQ National Market System from January 1, 1996 through December 31, 1998.

                                            High        Low
                                            ----        ---
                  1996
                  ----
First Quarter                               13.75      12.50
Second Quarter                              20.00      12.75
Third Quarter                               20.75      15.00
Fourth Quarter                              19.00      15.25

                  1997
                  ----
First Quarter                               18.25      14.75
Second Quarter                              18.00      12.00
Third Quarter                               23.25      15.25
Fourth Quarter                              29.00      21.25

                  1998
                  ----
First Quarter                               28.50      24.38
Second Quarter                              29.25      21.25
Third Quarter                               25.25      10.88
Fourth Quarter                              19.75       9.00

     As of March 31, 1999, there were approximately 427 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The last sale price of the Company's Common Stock on March 31, 1999 was $7.00 per share.

     Dividends.  The Company did not pay any dividends on its Common Stock
     ---------
during 1998 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Senior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Year ended December 31 (1)
                                                       -------------------------------------------------------------------
                                                                       (In thousands, except per share data)
                                                          1998 (2)        1997          1996          1995          1994
                                                       ------------  ------------  ------------  ------------  -----------
Revenue                                                   $195,594      $159,243      $143,979      $144,192      $139,171
Expenses                                                   221,376       153,200       140,665       146,516       135,024
                                                       ------------  ------------  ------------  ------------  -----------
Operating Income (loss)                                    (25,782)        6,043         3,314        (2,324)        4,147

Other expense                                              (23,881)      (13,084)      (12,519)      (10,844)      (12,947)
Income taxes                                                     -         2,459         1,868         2,186        (3,439)
                                                       ------------  ------------  ------------  ------------  -----------
Loss from continuing operations before
     Extraordinary item                                    (49,663)       (9,500)      (11,073)      (15,354)       (5,361)

Gain (loss) from discontinued operations                       607         2,092        (1,114)      (17,867)       (9,279)
Extraordinary loss from extinguishment of debt             (17,856)            -             -        (3,327)            -
                                                       ------------  ------------  ------------  ------------  -----------
Net loss                                                  $(66,912)     $ (7,408)     $(12,187)     $(36,548)     $(14,640)
                                                          ========      ========      ========      ========      ========

Basic and diluted loss per share:
     Continuing operations before extraordinary item      $  (5.68)     $  (1.27)     $  (1.47)     $  (1.92)     $  (0.66)
     Gain (loss) from discontinued operations                 0.07          0.25         (0.13)        (2.18)        (1.14)
     Extraordinary loss from extinguishment of debt          (1.98)            -             -         (0.40)            -
     Net loss                                             $  (7.59)     $  (1.02)     $  (1.60)     $  (4.50)     $  (1.80)
Weighted average common shares outstanding                   9,029         8,407         8,317         8,236         8,148


Balance Sheet Data:
Total assets                                              $273,018      $180,786      $184,732      $193,399      $223,626
Long-term debt and obligations under capital leases,
     Less current maturities                               225,451       107,076       106,956       102,782        98,386
Mandatorily redeemable preferred stock                           -        16,284        15,079        13,886             -
Shareholders' equity                                         1,649        20,290        28,641        42,278        75,393

(1) On December 23, 1998, the Company consummated its merger with Peoples Telephone which was accounted for as a pooling-of-interests. Accordingly, all financial data has been restated to reflect the combined operations of Old Davel and Peoples Telephone for all periods presented.

(2) The year ended December 31, 1998, includes the results of CCI from the date of the CCI Acquisition, February 3, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

     Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

General

     On December 23, 1998, the Company and Peoples Telephone merged together in a transaction accounted for as a pooling-of-interests. As such, the results of both companies have been restated as if they had been combined for all periods presented.

     During 1998, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

     Non-coin calls made from the Company's payphones generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the non-coin call is handled by the Company through its switch or an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the non-coin call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long
distance company.   Under an unbundled services arrangement, the Company
performs certain functions necessary to service non-coin calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls.

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "Business--Regulation." The Company also derives revenue from certain LECs for intraLATA non-coin calls. See "Business-Operations."

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to Location Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

Regulatory Impact on Revenue

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $.25 to $.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In 1998, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

Dial-Around Compensation

     On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules which became effective November 7, 1996 (the "1996 Payphone Order"), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1999 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

     In accordance with the court's mandate, on October 9, 1997, the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, including the Company, beginning October 7, 1997.
On May 15, 1998, the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $.284 default rate.

     In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $.24 per dial-around call. This rate will become effective on April 21, 1999, and will serve as a default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate.

     Based on the FCC's conclusion in the 1997 Payphone Order, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $3.3 million. For periods beginning November 7, 1996, prior to the release of the 1999 Payphone Order, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

  The Company believes that it is legally entitled to fair compensation under the Telecommunications Act for dial-around calls which the Company delivered to any carrier during the period from November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996 to October 6, 1997 is $31.18 per payphone per month (131 calls multiplied by $0.238 per call) and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month.

     While the amount of $0.24 per call constitutes the Company's assessment of the minimum level of fair compensation following the April 21, 1999 effective date, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call.

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $.24 rate recently ordered by the FCC and the possibility of subsequent appeals to the courts, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Form 10-K, expressed as a percentage of total revenues.

                                                                  Year ended December 31,
                                                            ------------------------------------
                                                               1998          1997         1996
                                                            ---------    ----------    ---------
REVENUES:
Coin calls                                                     67.7%          63.8%         66.7%
Non-coin calls, net of dial-around compensation adjustments    32.3           36.2          33.3
                                                              -----          -----         -----
Total revenues                                                100.0          100.0         100.0
                                                              -----          -----         -----

COSTS AND EXPENSES:
Telephone charges                                              23.3           24.4          26.1
Commissions                                                    24.0           22.5          24.0
Service, maintenance and network costs                         22.2           19.0          19.2
Depreciation and amortization                                  19.7           16.1          16.3
Selling, general and administrative                            16.3           14.2          13.1
Non-recurring items                                             5.5              -          (1.0)
Restructuring charge                                            2.2              -             -
                                                              -----          -----         -----
Total operating costs and expenses                            113.2           96.2          97.7
                                                              -----          -----         -----
Operating income (loss)                                       (13.2)           3.8           2.3

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     For the year ended December 31, 1998, total revenues from continuing operations increased approximately $36.4 million or 22.8%, compared to the year ended December 31, 1997, increasing from $159.2 million in the year ended December 31, 1997, to $195.6 million in the year ended December 31, 1998. This growth was primarily attributable to an increase from 59,009 (treating the Peoples Telephone payphones as pooled together with the Old Davel payphones) payphones on December 31, 1997 to 84,384 payphones on December 31, 1998. The growth in the number of payphones was primarily due to the CCI Acquisition, consisting of 19,543 installed payphones, and the acquisition of Indiana Telcom by Peoples Telephone in January 1998, consisting of 2,632 installed payphones. Coin call revenues increased approximately $30.8 million, or 30.3%, rising from $101.7 million in 1997 to $132.5 million in 1998, driven primarily by the increase in the number of installed payphones. While coin call revenues increased during the period on an aggregate basis, coin call revenues on a per-phone, per-month basis decreased due to lower coin call volumes resulting from the growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

     Non-coin call revenues increased approximately $5.5 million, or 9.6%, increasing from $57.6 million in the year ended December 31, 1997 to $63.1 million in the year ended December 31, 1998. The increase in non-coin call revenues was primarily attributable to the growth in the number of installed payphones. While non-coin call revenues increased during the period on an aggregate basis, non-coin call revenues on a per-phone, per-month basis decreased due to lower call volumes resulting primarily from the growth in wireless communication services. Non-coin call revenues were further reduced, through an adjustment totaling $9.0 million resulting from the adjustment to the dial-around compensation rate prescribed in the 1999 Payphone Order. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

     Telephone charges increased $6.7 million, or 17.2%, increasing from $38.9 million in the year ended December 31, 1997 to $45.6 million in the year ended December 31, 1998. The increase in telephone charges was primarily attributable to the growth in the number of installed payphones. Telephone charges for the year 1998 decreased to 23.3% of total revenues compared to 24.4% in the prior year. The decrease in telephone charges as a percentage of revenues was due to reductions in line access charges on a per-phone per-month basis as a result of rate reductions received from certain LECs with which the Company has negotiated agreements for the provision of local access services, based on increased call volumes as a result of the CCI Acquisition.

     Commissions increased $11.1 million, or 31.0%, rising from $35.9 million in the year ended December 31, 1997, to $47.0 million in the year ended December 31, 1998. The increase in commissions was primarily attributable to the growth in the number of installed payphones. Commissions increased to 24.0% of total revenues compared to 22.5% in the prior year. The increase in commissions as a percentage of total revenues was primarily attributable to the CCI Acquisition which included a higher proportion of national accounts than those previously serviced by the Company. National accounts typically receive higher commission rates than local and regional accounts due primarily to their higher revenues.

     Service, maintenance and network costs rose $13.0 million, increasing from $30.3 million in the year ended December 31, 1997 to $43.3 million in the year ended December 31, 1998. The increase was primarily attributable to the growth in the number of installed payphones. Service, maintenance and network costs increased to 22.2% of total revenues compared to 19.0% in the prior year. The increase in service, maintenance and network costs as a percentage of total revenues was primarily attributable to the CCI Acquisition. Service, maintenance and network costs in 1998 include the network costs related to the CCI payphones which primarily direct long distance call traffic to an unbundled services agreement. In 1997, the Company had a higher mix of long distance call traffic directed to commission plans which do not include a cost component in service, maintenance and network costs.

     Depreciation and amortization expense increased approximately $13.0 million, or 50.7%, from the prior year, rising from $25.6 million in 1997 to $38.6 million in 1998, driven by the increase in the number of installed payphones. Approximately $10.0 million of the increase in depreciation and amortization expense was related to the CCI Acquisition.

     Selling, general and administrative expenses increased approximately $9.2 million, or 40.8%, from the prior year, increasing from $22.6 million in the year ended December 31, 1997 to $31.8 million in the year ended December 31, 1998. The increase was primarily attributable to selling, general and administrative expenses related to the CCI Acquisition. The Company continued to operate the former corporate office of CCI through August 1998, when CCI's administrative functions were combined into the Company's facilities in other locations. In addition, the Company eliminated nine duplicative field offices during the year in the integration of CCI's operations with Old Davel's operations.

     The Company recognized a non-recurring charge of approximately $10.8 million in 1998 for costs associated with the Peoples Merger, consisting primarily of legal, accounting and investment banking fees, change of control payments to former executives of Peoples Telephone, printing costs and other
expenses related to the transaction.   In addition, the Company recognized
restructuring charges during the year ended December 31, 1998 of approximately $4.3 million related to the integration and restructuring of Old Davel. The restructuring charges were primarily related to severance pay for terminated employees, lease termination costs and costs related to the closing of redundant facilities.

     Other income and expense decreased approximately $3.4 million, from income of $0.5 million in the year ended December 31, 1997 to expense of $2.9 million in the year ended December 31, 1998. This decrease resulted primarily from the recognition of a $2.8 million impairment loss on an investment held by Peoples Telephone prior to the merger with Old Davel. The remaining decrease was primarily due to a reduction in interest income as a result of lower cash balances available for investment.

     Interest expense in 1998 increased approximately $7.4 million, or 54.3%, rising from $13.6 million in 1997 to $21.0 million in 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness in connection with the CCI Acquisition and refinancing of Old Davel's credit facility.

     Loss from continuing operations before extraordinary item increased approximately $40.2 million from the prior year. Loss before extraordinary item increased approximately $41.6 million from approximately $7.4 million in 1997 to approximately $49.0 million in 1998.

     The Company's gain on discontinued operations included $0.6 million of a gain realized on the sale of the Peoples Telephone investment in Shared Technologies Cellular, Inc. (STC) Common Stock which was received in 1995 as proceeds from the sale of Peoples Telephone cellular telephone operations which were treated as discontinued operations in 1995. The Company's loss from discontinued operations in 1997 represents a $2.4 million loss on the sale of the inmate phone division and received $0.3 million related to its previously discontinued cellular telephone operations.

     In the year ended December 31, 1998, the Company recorded an extraordinary loss of $17.9 million, consisting of approximately $12.9 million in premiums and fees related to the repurchase of $100.0 million principal amount of Peoples Telephone's outstanding 12 1/4% Senior Notes due 2002 in connection with the refinancing of the combined companies' credit facilities as part of the Peoples Merger. The Company also recorded approximately $5.0 million in extraordinary losses related to the write-off of unamortized debt issuance costs related to the refinancing of the existing credit facilities of Old Davel and Peoples Telephone.

     Net loss increased approximately $59.5 million from approximately $7.4 million in 1997 to approximately $66.9 million in 1998.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     For the year ended December 31, 1997, total revenues from continuing operations increased approximately $15.3 million or 10.6%, increasing from $144.0 million in the year ended December 31, 1996 to $159.2 million in the year ended December 31, 1997. This growth was primarily attributable to an increase from 53,790 (treating the Peoples Telephone payphones as pooled together with the Old Davel payphones) payphones on December 31, 1996 to 59,009 payphones on December 31, 1997. Coin call revenues increased approximately $5.7 million, or 6.0%, rising from $95.9 million in the year ended December 31, 1996 to $101.7 million in the year ended December 31, 1997, driven primarily by the increase in the number of installed payphones.

     Non-coin call revenues increased approximately $9.6 million, or 19.9%, increasing from $48.0 million in the year ended December 31, 1996 to $57.6 million in the year ended December 31, 1997. The increase in non-coin call revenues was primarily attributable to approximately $6.1 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the Telecommunications Act, which became effective in November 1996, and approximately $3.5 million in additional non-coin call revenues resulting from the growth in the number of installed payphones.

     Telephone charges increased approximately $1.3 million, or 3.4%, increasing from $37.6 million in the year ended December 31, 1996 to $38.9 million in the year ended December 31, 1997. The increase in telephone charges was primarily attributable to the growth in the number of installed payphones. Telephone charges for the year 1997 decreased to 24.4% of total revenues compared to 26.1% in the prior year. The decrease in telephone charges as a percentage of revenues was due to reductions in line access charges on a per-phone per-month basis as a result of rate reductions received from certain LECs with which the Company has agreements for the provision of local access services.

     Commissions increased approximately $1.3 million, or 3.8%, rising from $34.5 million in the year ended December 31, 1996 to $35.8 million in the year ended December 31, 1997. The increase in commissions was primarily attributable to the growth in the number of installed payphones. Commissions for 1997 decreased to 22.5% of total revenues compared to 24.0% in the prior year. The decrease in commissions as a percentage of total revenues was primarily attributable to higher payphone revenues. A portion of the Company's Location Agreements exclude certain types of call traffic from commission calculations, and some others are based on flat monthly rates set by the agreements, resulting in a disproportionate increase in payphone revenues over commissions.

     Service, maintenance and network costs increased $2.6 million, or 9.4%, increasing from $27.7 million in the year ended December 31, 1996 to $30.3 million in the year ended December 31, 1997. The increase was primarily attributable to the growth in the number of installed payphones. Service, maintenance and network costs in 1998 decreased to 19.0% of total revenues compared to 19.2% in the prior year. The decrease in service, maintenance and network costs as a percentage of total revenues was primarily attributable to higher payphone revenues during the year and increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from expansion of its installed base of payphones.

     Depreciation and amortization expense increased approximately $2.2 million, or 9.2%, from the prior year, rising from $23.5 million in 1996 to $25.6 million in 1997, driven by the increase in the number of installed payphones.

     Selling, general and administrative expenses increased approximately $3.7 million, or 19.2%, from the prior year, increasing from $18.9 million in the year ended December 31, 1996 to $22.6 million in the year ended December 31, 1997. The increase was primarily attributable to additional costs associated with the opening and operation of three new divisional sales and service offices and the hiring of support personnel needed to service the Company's expanding base of installed payphones.

     Other income and income expense decreased approximately $0.1 million or 22.9% in 1997 over 1996, decreasing to $0.5 million in 1997 from $0.6 million in 1996. The decrease was primarily due to a reduction in interest income as a result of lower cash balances available for investment.

     Interest expense increased approximately $0.4 million, or 3.2%, rising from $13.2 million in the year ended December 31, 1996 to approximately $13.6 million in the year ended December 31, 1997. This increase resulted primarily from an increase in long-term debt in the last two quarters of 1996 and during 1997 for the acquisition of payphone companies and payphone assets.

     In the year ended December 31, 1996, the Company recognized income of approximately $1.5 million in connection with settlements of loans and employment contracts with former officers of Peoples Telephone, Peoples Telephone's former equity interest in the operating results of an unconsolidated affiliate and amounts related to the resolution of outstanding litigation involving Peoples Telephone.

     Losses from continuing operations improved approximately $1.6 million, or 14.2%, from the prior year period, decreasing from a loss of $11.1 million in the year ended December 31, 1996 to a loss of $9.5 million in the year ended December 31, 1997.

     The Company's loss from discontinued operations in 1996 represents a $1.8 million loss on the operations of the Company's inmate phone division. The Company also recorded a gain of $0.7 million, net of income taxes of $0.4 million from the sale of its hospitality division, and a loss of $0.1 million, net of income taxes of $0.1 million, from the sale of its remanufacturing division.

     The Company's earnings on discontinued operations in 1997 included income of approximately $0.3 million related to a payment on a promissory note that had been fully reserved resulting from the sale of Peoples Telephone's cellular telephone operations in 1995. On December 19, 1997, the Company sold the remaining operating assets of its inmate phone division to Talton Holdings, Inc. for approximately $10.6 million in cash, plus additional contingent consideration based on a formula which shares incremental profits from certain existing contracts and from Talton's closing on certain pending bids. This transaction resulted in a gain on sale of approximately $4.2 million. The gain, combined with an operating loss of approximately $2.4 million, resulted in earnings of approximately $1.8 million from the discontinued inmate division in 1997.

     Net loss decreased approximately $4.8 million from a loss of approximately $12.2 million in 1996 to a loss of approximately $7.4 million in 1997.

Liquidity and Capital Resources

Cash Flows

     As of December 31, 1998, the Company had a current ratio of 1.12 to 1, decreasing from 1.58 to 1 at December 31, 1997. From 1997 to 1998, working capital decreased from approximately $21.3 million as of December 31, 1997 to approximately $5.8 million as of December 31, 1998. The change in the Company's working capital is primarily a result of the application of approximately $11.3 million of cash in January 1998 by Peoples Telephone to acquire the assets of Indiana Telcom.

     The Company's capital expenditures, exclusive of acquisitions, for the years ended December 31, 1998 and 1997 were $11.9 million and $7.0 million, respectively. The Company's capital expenditures primarily consisted of costs associated with the installation of new payphones. The Company made acquisitions of payphones totaling approximately $118.5 million and $7.1 million during the years 1998 and 1997, respectively. In 1998, the Company financed its capital expenditures and acquisitions primarily with an increase in long-term debt of approximately $127.2 million. Net cash used in operating activities in the year ended December 31, 1998 totaled approximately $6.3 million and consisted primarily of the funding of operating losses and the increase in accounts receivable from dial-around compensation. In 1997, the Company financed its capital expenditures and acquisitions primarily with approximately $13.7 million in cash provided by continuing operations and an increase of $2.1 million in long-term debt.

Credit Agreement

     In connection with the merger with Peoples Telephone on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with NationsBank, N.A. (the "Administrative Agent") and the other lenders named therein. The Senior Credit Facility provides for borrowings by Davel from time to time of up to $280.0 million for working capital and other corporate purposes.

     Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by Davel and all its subsidiaries.

     The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of NationsBank, N.A. or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility), plus a margin based on leverage.

     The Company is required to pay the lenders under the Senior Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Senior Credit Facility. The Agent and the lenders will receive such other fees as have been separately agreed upon with the Agent.

     The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of Senior Secured Debt as a ratio of EBITDA (as defined in the Senior Credit Facility), minimum interest and fixed charge ratios and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants which, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

     In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements shall be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

 .    amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid

 .    prepayment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

 .    further limitations on permitted acquisitions as defined in the Credit
     Agreement through June 30, 2000

 .    during the period April 1, 1999 to June 30, 2000, required lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million

 .    the introduction of a new covenant to provide certain operating data to the
     Lenders on a monthly basis

 .    increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

 .    decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

 .    decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000

     The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the Senior Credit Facility as current liabilities.

     The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to the product of each Lender's commitment multiplied by 0.35%.

     The Senior Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, and a change of control of the Company.

     The Company believes that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund the Company's forseeable cash requirements, including capital expenditures through December 23, 2003. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowing and the issuance of shares of the Company's Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

Impact of Inflation

     Inflation is not a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

     The Company's revenues from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones and type of location. Because many of the Company's payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Most of the Company's payphones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its payphones may in the future result in different seasonal variations in the Company's results.

Year 2000 Issue

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The

Company utilizes a number of computer programs across its entire operation. The Company has assessed the impact of the year 2000 on both its computer programs and its computer systems. As the Company acquires other payphone assets, it will continue to assess the impact of the year 2000 on such acquired assets. To date, the Company has spent approximately $0.2 million in assessing and addressing year 2000 issues and estimates that its total costs will not exceed $0.5 million, which is approximately 25% of the Company's budgeted expenditures for information technology. The Company does not believe that these costs will have a material effect on its financial position. The Company is also in the process of addressing the potential impact of the year 2000 on its suppliers and other parties on whom it relies in providing payphone and operator services. The Company intends to complete this assessment by June 30, 1999. The failure of third parties on which the Company relies to address their year 2000 issues in a timely manner could result in a material financial risk to the Company. Through its assessment of the impact of year 2000 on both its computer programs and systems, the Company believes that it has sufficient resources available to implement new and modified computer systems to address the impact of the year 2000, and accordingly, has not to date identified any need for other contingency planning. However, the Company's continuing assessment of its assets and of third parties external to the Company may reveal the need for contingency planning in the future. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

New Accounting Pronouncements

     The Financial Accounting Standards Board recently issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Company is required to adopt the provisions of SFAS No. 133 in 2000. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to changes in interest rates. The Company's objective is to minimize the volatility in earnings and cash flow from these risks. In connection with the provisions of its long-term debt agreement and the Company's overall interest rate objectives, the Company utilizes derivative financial instruments to reduce its interest rate exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

Based on the Company's overall interest rate exposure at December 31, 1998, a ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of interest rate fluctuations and does not anticipate any material losses generated by these risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

                                                                   PAGE NUMBERS
                                                                   ------------

   Independent Public Accountants Report of Arthur Andersen LLP
   for the years ended December 31, 1998, 1997 and 1996                 38

   Consolidated Balance Sheets for December 31, 1998 and 1997           39

   Consolidated Statements of Operations for the years
   ended December 31, 1998, 1997 and 1996                               40

   Consolidated Statements of Shareholders' Equity for the years
   ended December 31, 1998, 1997 and 1996                               41

   Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996                                     42

   Notes to Consolidated Financial Statements                           43

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Davel Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP


St. Louis, Missouri,
 March 15, 1999, except for Note 20,
 as to which the date is April 8, 1999

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  -------------------------------------------

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997
            --------------------------------------------------------
                (In thousands, except per share and share data)

                                     ASSETS
                                     ------

                                                                                                          1998         1997
                                                                                                        ---------    ---------
CURRENT ASSETS:
 Cash and cash equivalents                                                                              $  17,162    $  25,401
 Restricted cash                                                                                              790          920
 Trade accounts receivable, net of allowance for doubtful accounts of $5,383 and $5,121, respectively      30,838       26,166
 Other current assets                                                                                       3,694        5,869
                                                                                                        ---------    ---------
      Total current assets                                                                                 52,484       58,356

PROPERTY AND EQUIPMENT                                                                                    130,099       84,890

LOCATION CONTRACTS                                                                                         34,252       26,146

GOODWILL                                                                                                   47,458        4,368

OTHER ASSETS                                                                                                8,725        7,026
                                                                                                        ---------    ---------
      Total assets                                                                                      $ 273,018    $ 180,786
                                                                                                        ---------    ---------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long-term debt and obligations under capital leases                              $  11,525    $   2,671
 Accounts payable and accrued expenses                                                                     34,393       34,357
                                                                                                        ---------    ---------
      Total current liabilities                                                                            45,918       37,028
                                                                                                        ---------    ---------

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                       225,451      107,076
                                                                                                        ---------    ---------

DEFERRED INCOME TAXES                                                                                          --          108
                                                                                                        ---------    ---------

REDEEMABLE PREFERRED STOCK:
 Preferred stock - Series C, $.01 par value, 160,000 shares authorized in 1997,
  150,000 shares issued and outstanding, $100 per share liquidation value                                      --       13,711
 Preferred stock dividends payable                                                                             --        2,573
                                                                                                        ---------    ---------
            Total preferred stock                                                                              --       16,284
                                                                                                        ---------    ---------

SHAREHOLDERS' EQUITY:
 Preferred stock - $.01 par value, 1,000,000 shares authorized, none issued and outstanding                    --           --
 Preferred stock - $.01 par value, 4,240,000 shares authorized in 1997, none issued and outstanding            --           --
 Convertible preferred stock - Series B, $.01 par value, 600,000 shares
   authorized in 1997, none issued and outstanding                                                             --           --
 Common stock - $.01 par value, 50,000,000 shares authorized in 1998 and 10,000,000
   shares authorized in 1997, 10,536,155 and 8,438,532 shares issued and outstanding, respectively            105           84

 Additional paid-in capital                                                                               126,325       80,100
 Accumulated deficit                                                                                     (124,781)     (57,869)
 Accumulated unrealized loss on investment                                                                     --       (2,025)
                                                                                                        ---------    ---------
      Total shareholders' equity                                                                            1,649       20,290
                                                                                                        ---------    ---------
      Total liabilities and shareholders' equity                                                        $ 273,018    $ 180,786
                                                                                                        ---------    ---------

   The accompanying notes are an integral part of these balance sheets.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  -------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                (In thousands, except per share and share data)

                                                                           1998           1997           1996
                                                                        -----------    -----------    -----------
REVENUES:
 Coin calls                                                             $   132,483    $   101,660    $    95,949
 Non-coin calls, net of dial-around compensation adjustments--Note 18        63,111         57,583         48,030
                                                                        -----------    -----------    -----------
      Total revenues                                                        195,594        159,243        143,979
                                                                        -----------    -----------    -----------
COSTS AND EXPENSES:
 Telephone charges                                                           45,582         38,886         37,608
 Commissions                                                                 46,986         35,858         34,536
 Service, maintenance and network costs                                      43,290         30,283         27,676
 Depreciation and amortization                                               38,617         25,620         23,452
 Selling, general and administrative                                         31,762         22,553         18,893
 Non-recurring items                                                         10,814             --         (1,500)
 Restructuring charge                                                         4,325             --             --
                                                                        -----------    -----------    -----------
      Total operating costs and expenses                                    221,376        153,200        140,665
                                                                        -----------    -----------    -----------
      Operating income (loss)                                               (25,782)         6,043          3,314

OTHER INCOME (EXPENSE):
  Interest expense                                                          (20,955)       (13,581)       (13,164)
  Loss on investment                                                         (2,772)            --             --
  Other                                                                        (154)           497            645
                                                                        -----------    -----------    -----------
      Total other expense                                                   (23,881)       (13,084)       (12,519)
                                                                        -----------    -----------    -----------

      Loss from continuing operations before income taxes                   (49,663)        (7,041)        (9,205)

PROVISION FOR INCOME TAXES                                                       --          2,459          1,868
                                                                        -----------    -----------    -----------
      Loss from continuing operations before extraordinary item             (49,663)        (9,500)       (11,073)

DISCONTINUED OPERATIONS:
  Loss from operations                                                           --         (2,418)        (1,758)
  Gain on sale of discontinued operations                                       607          4,510            644
                                                                        -----------    -----------    -----------
      Gain (loss) on discontinued operations                                    607          2,092         (1,114)
                                                                        -----------    -----------    -----------

      Loss before extraordinary item                                        (49,056)        (7,408)       (12,187)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                        (17,856)            --             --
                                                                        -----------    -----------    -----------
      Net loss                                                          $   (66,912)   $    (7,408)   $   (12,187)
                                                                        ===========    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE: - Note 14
 Loss from continuing operations before extraordinary item              $     (5.68)   $     (1.27)   $     (1.47)
                                                                        -----------    -----------    -----------
 Gain (loss) from discontinued operations                                       .07            .25           (.13)
                                                                        -----------    -----------    -----------
 Extraordinary loss                                                           (1.98)            --             --
                                                                        -----------    -----------    -----------
 Net loss per share                                                     $     (7.59)   $     (1.02)   $     (1.60)
                                                                        ===========    ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                       9,029,285      8,407,255      8,317,215
                                                                        ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  -------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                       (In thousands, except share data)

                                                              Common Stock           Additional
                                                        ---------------------------   Paid-In        Accumulated
                                                           Shares        Amount      Capital          Deficit
                                                        ------------   ------------  ------------    ------------
BALANCE, December 31, 1995                                8,240,380    $        83   $    80,469    $   (38,274)

 Stock options and warrants exercised                       126,269              1         1,139             --
 Stock issued for prior acquisition                          20,445             --            75             --
 Series C preferred stock dividends accrued                      --             --        (1,050)            --
 Preferred stock issuance cost accretion                         --             --          (144)            --
 Unrealized loss on investment                                   --             --            --             --
 Net loss for the year ended December 31, 1996                   --             --            --        (12,187)
                                                        ------------   ------------  ------------    ------------
BALANCE, December 31, 1996                                8,387,094             84        80,489        (50,461)

 Stock options exercised and grants of common stock          51,438             --           817             --
 Series C preferred stock dividends accrued                      --             --        (1,050)            --
 Preferred stock issuance cost accretion                         --             --          (156)            --
 Unrealized loss on investment                                   --             --            --             --
 Net loss for the year ended December 31, 1997                   --             --            --         (7,408)
                                                        ------------   ------------  ------------    ------------
BALANCE, December 31, 1997                                8,438,532             84        80,100        (57,869)

 Stock options exercised and grants of common stock         160,146              2         2,225             --
 Series C preferred stock dividends accrued                      --             --        (1,464)            --
 Preferred stock issuance cost accretion                         --             --          (158)            --
 Sale of stock                                            1,000,000             10        26,529             --
 Stock issued as payment for services provided               44,659             --           751             --
 Stock issued for retirement of preferred stock             892,977              9        17,897             --
 Option repricing                                                --             --           445             --
 Unrealized loss on investment                                   --            --             --
 Reclassification of investment to a trading security            --             --            --             --
 Fractional shares retired upon completion of merger           (159)            --            --             --
 Net loss for the year ended December 31, 1998                   --             --            --        (66,912)
                                                        -------------  ------------  ------------    ------------
BALANCE, December 31, 1998                               10,536,155    $       105   $   126,325    $  (124,781)
                                                        =============  ============  ============    ============
                                                         Unrealized         Total
                                                          Loss on       Shareholders' Comprehensive
                                                         Investment        Equity         Loss
                                                        ------------     ----------   ------------
BALANCE, December 31, 1995                              $        --      $  42,278    $        --

 Stock options and warrants exercised                            --          1,140             --
 Stock issued for prior acquisition                              --             75             --
 Series C preferred stock dividends accrued                      --         (1,050)            --
 Preferred stock issuance cost accretion                         --           (144)            --
 Unrealized loss on investment                               (1,471)        (1,471)        (1,471)
 Net loss for the year ended December 31, 1996                   --        (12,187)       (12,187)
                                                        ------------     ----------   ------------
BALANCE, December 31, 1996                                   (1,471)        28,641    $   (13,658)
                                                                                      ============
 Stock options exercised and grants of common stock              --            817             --
 Series C preferred stock dividends accrued                      --         (1,050)            --
 Preferred stock issuance cost accretion                         --           (156)            --
 Unrealized loss on investment                                 (554)          (554)          (554)
 Net loss for the year ended December 31, 1997                   --         (7,408)        (7,408)
                                                        ------------     ----------   ------------
BALANCE, December 31, 1997                                   (2,025)        20,290    $    (7,962)
                                                                                      ============
 Stock options exercised and grants of common stock              --          2,227             --
 Series C preferred stock dividends accrued                      --         (1,464)            --
 Preferred stock issuance cost accretion                         --           (158)            --
 Sale of stock                                                   --         26,539             --
 Stock issued as payment for services provided                   --            751             --
 Stock issued for retirement of preferred stock                  --         17,906             --
 Option repricing                                                --            445             --
 Unrealized loss on investment                                 (747)          (747)          (747)
 Reclassification of investment to a trading security         2,772          2,772          2,772
 Fractional shares retired upon completion of merger             --             --             --
 Net loss for the year ended December 31, 1998                   --        (66,912)   $   (66,912)
                                                        ------------     ----------   ------------
BALANCE, December 31, 1998                              $        --    $     1,649    $   (64,887)
                                                        ============     ==========   ============

        The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  -------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------
                                 (In thousands)


                                                                                                 1998       1997        1996
                                                                                              ----------  ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                     $ (66,912)  $ (7,408)   ($ 12,187)
 Adjustments to reconcile net loss to cash flows from operating activities-
   Gain on sale of discontinued operations                                                         (607)    (4,510)        (644)
   Losses from discontinued operations                                                                -      2,418        1,758
   Depreciation and amortization                                                                 38,617     25,620       23,452
   Gain on sale of property and equipment                                                           (36)      (156)        (546)
   Deferred income taxes                                                                              -      1,021          833
   Nonrecurring items                                                                             3,769          -            -
   Restructuring charge                                                                           2,969          -            -
   Option repricing                                                                                 445          -            -
   Recognition of unrealized loss on investment                                                   2,772          -            -
   Stock issued as payment for services provided                                                    751          -            -
   Extraordinary loss from the early extinguishment of debt                                      17,856          -            -
 Changes in assets and liabilities, net of effects from acquisition-
  Accounts receivable                                                                             3,636     (9,932)      (3,934)
  Other assets                                                                                    4,114        750          608
  Accounts payable and accrued expenses                                                         (15,246)     5,946       (1,051)
                                                                                               --------    -------    ---------
      Net cash (used in) provided by operating activities                                        (7,872)    13,749        8,289

      Net cash (used in) provided by discontinued operations                                          -       (337)       4,252
                                                                                               --------    -------    ---------
      Net cash flows (used in) provided by operating activities                                  (7,872)    13,412       12,541
                                                                                               --------    -------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                           (11,920)    (7,024)      (8,024)
 Proceeds from sale of discontinued operations                                                        -     10,625        3,502
 Payment for certain contracts                                                                   (6,248)    (3,163)      (3,347)
 Purchase of payphone assets, net of cash acquired                                               (3,216)    (7,131)      (8,570)
 Purchase of Communications Central, Inc., net of cash acquired                                (101,644)         -            -
 Purchase of Indiana Telecom, net of cash acquired                                              (11,317)         -            -
 Other                                                                                              181        407        1,374
                                                                                               --------    -------    ---------
      Net cash flows used in investing activities                                              (134,164)    (6,286)     (15,065)
                                                                                               --------    -------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                                   366,500     13,660        7,411
 Payments on long-term debt                                                                    (240,436)   (11,576)      (2,466)
 Bond tender premium paid on early extinguishment of debt                                       (12,929)         -            -
 Principal payments under capital lease agreements                                                 (769)    (1,594)      (1,174)
 Debt issuance costs                                                                             (7,335)      (218)           -
 Sale of common stock                                                                            26,539          -            -
 Issuance of common stock through stock options and warrants                                      2,227        817        1,140
                                                                                               --------    -------    ---------
      Net cash flows provided by financing activities                                           133,797      1,089        4,911
                                                                                               --------    -------    ---------
      Net (decrease) increase in cash and cash equivalents                                       (8,239)     8,215        2,387

CASH AND CASH EQUIVALENTS, beginning of period                                                   25,401     17,186       14,799
                                                                                               --------    -------    ---------
CASH AND CASH EQUIVALENTS, end of period                                                      $  17,162   $ 25,401   $   17,186
                                                                                               ========    =======    =========

        The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                  -------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
            (Dollars in thousands, except per share and share data)


1.  DESCRIPTION OF BUSINESS AND THE PEOPLES MERGER:
    -----------------------------------------------

Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 (the "Peoples Merger"), of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. ("Peoples Telephone"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 85,000 payphones in 42 states and the District of Columbia and provides operator services to these payphones. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 35 dispersed geographic locations.

Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, a merger was consummated between the Company and Peoples (the Peoples Merger) on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples common stock was converted into the right to receive 0.235 common shares of the Company and resulted in the issuance of approximately 3,812,810 shares of common stock to the common shareholders of Peoples. In addition, the outstanding shares of People's Series C Preferred Stock and accrued Preferred Stock dividends were converted into approximately 892,977 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the financial statements of the Company have been restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations.

Selected financial information for the combining entities included in the consolidated statements of operations for the three years ended December 31, 1998, 1997 and 1996 are as follows:


                                                          Year ended December 31
                                                  -----------------------------------
                                                       1998        1997        1996
Total revenues
    Davel                                            $ 84,663    $ 47,008    $ 36,973
    Peoples                                           110,931     112,235     107,006
                                                     --------    --------    --------
        Combined                                     $195,594    $159,243    $143,979
                                                     ========    ========    ========
Net income (loss)
    Davel                                            $(13,952)   $  4,262    $  3,805
    Peoples                                           (19,965)    (11,670)    (15,992)
    Non-recurring items                               (10,814)          -           -
    Restructuring charges                              (4,325)          -           -
    Extraordinary item                                (17,856)          -           -
                                                     --------    --------    --------
        Combined                                     $(66,912)   $ (7,408)   $(12,187)
                                                     ========    ========    ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Principles of Consolidation
---------------------------

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interest, with Peoples Telephone, Inc. (Peoples) consummated in December 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

The divestitures of the Company's hospitality, remanufacturing, cellular and inmate telephone operations have been classified as discontinued operations. Accordingly, operating results and cash flows for these businesses have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

Restricted Cash
---------------

Approximately $790 and $920 of cash on the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively, is restricted and serves as collateral for the Company's performance under a letter of credit.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk
-----------------------------

Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 19% of the Company's payphones located in the state of Florida.

Fair Value of Financial Instruments
-----------------------------------

The fair value of the Company's financial instruments approximate their carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, were based on appropriate estimates. The value of the Company's long-term debt is estimated based on market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Property and Equipment
----------------------

Property and equipment is stated at cost and depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

Location Contracts
------------------

Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Accumulated amortization as of December 31, 1998 and 1997 was approximately $30,665 and $23,109, respectively.

Goodwill
--------

Goodwill is amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Accumulated amortization as of December 31, 1998 and 1997 was approximately $7,911 and $3,072 respectively.

Long-Lived Assets
-----------------

The Company accounts for long-lived assets pursuant to SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount on an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the asset may be impaired. The Company does not believe that any long-lived assets are impaired at December 31, 1998 based on the estimated future cash flows of the Company.

Recognition of Revenue
----------------------

Revenues from coin calls and non-coin calls are recognized based on estimates of calls made. When revenue on a telephone call is recorded, an expense is also recorded for fees associated with the call.

Income Taxes
------------

The Company has accounted for income taxes under SFAS No. 109, an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Reclassification
----------------

Certain reclassifications have been made to prior year balances to conform to the 1998 presentation.

3.  DISCONTINUED OPERATIONS:
    ------------------------

Hospitality Division
--------------------

On December 31, 1996, the Company sold its Hospitality Division, ComTel Computer Corp. (ComTel), in a stock sale agreement for approximately $5,000 (cash proceeds of $2,700 and a note receivable of $2,300). The sale resulted in a gain of $746, after tax expense of $439. The Company recorded a gain from operations of $334, net of income taxes of $116 in 1996.

Remanufacturing Division
------------------------

During the fourth quarter of 1996, the Company committed to discontinue its remanufacturing operations. The sale resulted in a loss of $102, after a tax benefit of $63 and the Company recorded a loss from operations of $368 net of an income tax benefit of $192 in 1996.

Inmate Telephone Operations
---------------------------

On December 19, 1997, the Company sold the remaining assets of the Company's inmate phone division to Talton Holdings, Inc. (Talton) for $10,625 in cash plus additional contingent consideration. This transaction resulted in a gain of approximately $4,242. The contingent consideration is payable within 18 months after the closing based upon a formula which generally provides for the sharing of (a) incremental profits from revenue increases on certain contracts sold to Talton and (b) profits resulting from Talton closing on pending bids initiated by the Company which result in new contracts. For financial accounting purposes, the contingent consideration will be recognized as received. The Company recorded a loss in discontinued operations of $2,418 and $1,724 for the years ended December 31, 1997 and 1996, respectively. The inmate phone division had revenues of $11,931 and $17,952 in 1997 and 1996, respectively.

Cellular Operations
-------------------

During the year ended December 31, 1998, the Company sold its investment in Shared Technologies Cellular, Inc. (STC) Common Stock resulting in a gain of $607. The STC Common Stock was received in 1995 as part of the proceeds from the sale of the Company's cellular telephone operations to STC which was treated as discontinued operations. Accordingly, the gain from the sale of the investment is recorded in discontinued operations in the 1998 statement of operations.

4.  ACQUISITIONS
    ------------

On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the CCI Acquisition) at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $2.2 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition will be amortized over fifteen years using straight-line amortization. The following summarizes unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.

       Year Ended December 31, 1997:
              Total revenues                                          $214,395
                                                                      ========

              Loss from continuing operations                         $(14,031)
                                                                      ========

              Basic and diluted loss from continuing
               operations per share                                   $  (1.81)
                                                                      ========

        The allocation of the purchase price of the CCI Acquisition is summarized as follows:

              Working Capital                                         $  8,892
              Property and equipment                                    46,119
              Goodwill                                                  42,541
              Identifiable intangible assets                            11,565
                                                                      --------
                                                                      $109,117
                                                                      ========

In January 1998, the Company acquired the operating assets of Indiana Telcom Corporation including 2,632 payphones for $11,317 in a cash transaction accounted for as a purchase. Accordingly, $5.4 million of the purchase price was allocated to installed payphones and related equipment and $0.3 million was allocated to location contracts. The excess of the purchase price over the fair value of the assets acquired of $5.6 million was recorded as goodwill and is being amortized over five years. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

During the years ended December 31, 1998 and 1997, the Company made additional acquisitions, which have been accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not significant. For all transactions, the purchase price was allocated to payphones and associated assets and, in some instances, noncompete agreements and goodwill. These acquisitions included a total of 1,516 and 2,861 payphones in 1998 and 1997, respectively, for purchase prices totaling $3,216 and $7,131, respectively.

5.  NON-RECURRING ITEMS AND RESTRUCTURING CHARGE
    --------------------------------------------

In connection with the Peoples merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a writedown of the value of the former Peoples headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes the restructuring charge and the amounts incurred during the year ended December 31, 1998.

                                           Facility      Employee                          Merger
                                           Closing      Termination   Writedown of         Closing
                                            Costs          Costs        Assets     Other   Costs       Total
                                           ---------    -----------   ----------  ------   --------   -------
Non-recurring and
 restructuring charge                        $1,140         $1,424       $ 790    $  971    $10,814   $15,139
Utilized during 1998                           (251)          (131)       (790)     (184)    (7,045)   (8,401)
                                           ---------    -----------   ----------  ------   --------   -------
Remaining reserve at December  31, 1998      $  889         $1,293       $   -    $  787    $ 3,769   $ 6,738
                                           =========    ===========   ==========  ======   ========   =======

In 1996, the Company recognized income of approximately $1,500 in connection with settlements of loans and employment contracts with former officers, the Company's former equity interest in the operating results of an unconsolidated affiliate and amounts related to the resolution of outstanding litigation.

6.  INVESTMENTS AND OTHER COMPREHENSIVE LOSS
    ----------------------------------------

Investments in debt and equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment in Global Telecommunications Solutions, Inc. (GTS) is classified, as of December 31, 1998, as a trading security due to the Company's plan to dispose of these securities in the near-term. Accordingly, the Company recognized the unrealized loss on the investment of $2,772 in the accompanying statement of operations. The Company's investment in GTS common stock at December 31, 1998 and 1997, respectively, was approximately $363 and $1,110 and is included in other assets in the accompanying consolidated balance sheets.

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

7.    PROPERTY AND EQUIPMENT:
      -----------------------

Property and equipment is summarized as follows at December 31:


                                                                                                           Estimated
                                                                                                          Useful Life
                                                                                     1998        1997      in Years
                                                                                  ----------  ----------  -----------
Installed payphones and related equipment                                         $ 209,177    $148,464            10
Furniture, fixtures and office equipment                                              8,638       5,833           5-7
Vehicles, equipment under capital leases and other equipment                          6,432       6,632          4-10
Building and improvements                                                             4,027       4,596            25
Land                                                                                    950         950
                                                                                   --------    --------
                                                                                    229,224     166,475

Less-  Accumulated depreciation                                                    (110,871)    (90,065)
                                                                                   --------    --------
                                                                                    118,353      76,410

Uninstalled payphone equipment                                                       11,746       8,480
                                                                                   --------    --------
                                                                                  $ 130,099    $ 84,890
                                                                                   ========    ========


8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------

Accounts payable and accrued expenses consist of the following at December 31:

                                                     1998        1997
                                                    -------     -------
        Accounts Payable                            $ 5,498     $ 4,294
        Taxes Payable                                 5,472       3,843
        Accrued Commissions                           7,551      10,625
        Accrued Merger and Restructuring Costs        6,738         323
        Accrued Telephone Bills                       3,259         700
        Deferred Revenue                              1,725       3,258
        Interest Payable                                491       5,981
        Accrued Compensation                          1,210       2,121
        Other                                         2,449       3,212
                                                     ------      ------
                                                    $34,393     $34,357
                                                     ======      ======

9.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    --------------------------------

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

                                               1998      1997      1996
                                             --------  --------  --------
Balance, at beginning of period              $ 5,121   $ 4,515   $ 5,478
Charged to expense                             1,299     4,590     4,374
Uncollected balances written off,
  net of recoveries                           (1,037)   (3,984)   (5,338)
                                              ------    ------    ------
Balance, at end of period                    $ 5,383   $ 5,121   $ 4,514
                                              ======    ======    ======

10.  RELATED-PARTY NOTES AND TRANSACTIONS:
     -------------------------------------

Transactions With Chairman of the Board
---------------------------------------

The Company engaged in the following transactions with the Chairman of the Board during the years ended December 31:


                                                   1998   1997   1996
                                                   -----  -----  -----
Payments made for rent of commercial real
 estate and lease of long distance
 switching equipment                               $ 258  $ 196  $ 239
                                                    ====   ====   ====
Payments received for providing administrative
 services                                          $  85  $ 107  $ 122
                                                    ====   ====   ====

During 1997, the Company sold a life insurance policy, a house and an airplane to Mr. David Hill (the Chairman of the Board) who owns approximately 18% of the Company's outstanding common stock as of December 31, 1998. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals and the sale resulted in a gain of $273. The house and the airplane were subsequently leased back to the Company and the gain was deferred and is being recognized ratably over the term of the lease. During 1998 and 1997, the Company recognized $72 and $128, respectively, of the deferred gain.

In September 1997, the Company purchased the long distance switching equipment that had previously been leased from Mr. Hill. The price of $378 was the estimated fair market value of the equipment based upon independent appraisals.

During the year ended December 31, 1998, the Company received management advisory services from Equity Group Corporate Investments, Inc. (EGCI), an affiliate of the Company. In exchange for these services, the Company issued to affiliates of EGCI 44,659 shares of common stock with a fair value of $751 at the date of grant.

11.  LONG-TERM DEBT:
     ---------------

Following is a summary of long-term debt as of December 31:


Senior Credit Facility                                1998      1997
----------------------                             ---------  --------
Term note payable to banks at an adjusted
 LIBOR rate (9.50% at December 31, 1998),
 interest payments due quarterly beginning
 March 31, 1999 and principal payments due
 quarterly beginning June 30, 1999,
 collateralized by the Company's assets             $125,000  $     -

Term note payable to the banks at an adjusted
 LIBOR rate (10.25% at December 31,
 1998), interest payments due quarterly
 beginning March 31, 1999 and principal
 payments due quarterly beginning June 30,
 1999, collateralized by the Company's assets         95,000        -

Revolving Advance on bank's line of credit at
 the bank's adjusted LIBOR rate (9.50%
 at December 31, 1998), interest due quarterly
 with the principal due December 23, 2003,
 collateralized by the Company's assets               15,000        -

$100 million Senior Notes due 2002 with
 stated interest rate of 12.25%                           -     100,000

Term note payable to the bank at the bank's
 adjusted LIBOR rate (7.66% at December 31,
 1997), principal payments of $375 plus
 interest due quarterly beginning October 1,
 1997, collateralized by the Company's Assets             -       7,125

Revolving Advance on bank's line of credit
 at the bank's corporate base rate (8.50%
 at December 1997), interest due monthly
 with the principal due September 30, 2001,
 collateralized by the Company's assets                   -       1,176

Capital lease obligations and other notes
 with various interest rates and various
 maturity dates through 2002                            1,976     1,446
                                                     --------   -------
                                                      236,976   109,747

Less-  Current maturities                              11,525     2,671
                                                     --------  --------
                                                     $225,451  $107,076
                                                     ========  ========

In connection with the Peoples Merger on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with NationsBank, N.A. (the "Administrative Agent") and the other lenders named therein. The Senior Credit Facility provides for borrowings by the Company from time to time of up to $280 million for working capital and other corporate purposes.

Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company.

The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of NationsBank, N.A. or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility), plus a margin based on leverage.

The Company is required to pay the lenders under the Senior Credit Facility a commitment fee of 0.5%, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Senior Credit Facility. The Agent and the lenders will receive such other fees as have been separately agreed upon with the Agent.

The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of Senior Secured Debt as a ratio of EBITDA (as defined in the Senior Credit Facility), minimum interest coverage, minimum fixed charge coverage and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants which, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

The Senior Credit Facility contains customary events of default, including without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, judgement defaults, failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, and a change of control of the Company.

Upon consummation of the Peoples Merger, the Company redeemed $100,000 in Senior Notes that were scheduled to mature in 2002. In addition, the Company also retired approximately $96,660 in notes payable prior to maturity. In connection with this early extinguishment of debt, the Company recognized an extraordinary loss of $17,856.

Annual maturities of long-term debt are as follows:

   Year ended December 31:
    1999                                         $ 11,525
    2000                                           21,552
    2001                                           31,473
    2002                                           31,226
    2003                                           50,950
    Thereafter                                     90,250
                                                  -------
                                                 $236,976
                                                  =======

In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of December 31, 1998, the Company has two interest rate swap agreements with an aggregate notional amount of $23 million with a termination date of March 2001. The interest rate swaps require the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (5.1% as of December 31, 1998). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

Subsequent to year-end, the Company purchased two interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contract that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

12.  LEASE COMMITMENTS:
     ------------------

The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2004. Some of the operating leases provide the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. The Company also maintains certain equipment under noncancellable capital leases expiring at various dates through 2002.

The annual minimum rental commitments under operating and capital leases are as follows:

Year ended December 31:                                          Operating  Capital    Total
                                                                 ---------  --------  --------
1999                                                                $2,155   $  787    $2,942
2000                                                                 1,697      702     2,399
2001                                                                 1,149      607     1,756
2002                                                                   706      318     1,024
2003                                                                   579        -       579
Thereafter                                                             888        -       888
                                                                    ------   ------    ------
Total minimum payments required                                      7,174    2,414     9,588
     Less amount representing interest                                   -     (438)     (438)
                                                                    ------   ------    ------
                                                                    $7,174   $1,976    $9,150
                                                                    ======   ======    ======

Rent expense for operating leases from continuing operations for the year ended December 31, 1998, 1997 and 1996 was $1,060, $864 and $713, respectively.

13.  CAPITAL STOCK TRANSACTIONS:
     ---------------------------

Preferred Stock
---------------

The Company's articles of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

Peoples' articles of incorporation authorized 5,000,000 shares of preferred stock, of which 600,000 shares were designated as Series B Preferred Stock and 160,000 shares were designated as Series C Preferred Stock. During 1995, Peoples issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Capital II LLC, a wholly owned subsidiary of Union Bank of Switzerland, for proceeds of $15.0 million. The Preferred Stock accumulated dividends at an annual rate of 7%. The dividends were payable in cash or may accumulate. In connection with the Peoples Merger, the Company issued 892,977 shares of common stock for the outstanding Series C Preferred Stock and cumulative dividends and cancelled the 5,000,000 authorized shares of Peoples Preferred Stock.

Common Stock
------------

On June 30, 1998, the Company announced the closing of an investment by an affiliate of EGCI, a privately-held investment company controlled by Sam Zell. In the transaction, the EGCI affiliate invested $28 million in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 215,531 shares, which are exercisable at a price of $32.00 per share. Proceeds of the sale were used to reduce amounts outstanding under the Company's term loan facility.

In December 1998, the shareholders of the Company approved an increase in the number of shares of authorized common stock from 10,000,000 to 50,000,000 in order to accommodate issuance of stock in connection with the Peoples Merger.

Stock Options and Warrants
--------------------------

The Company has several stock option plans under which options to acquire up to 2,234,525 shares may be granted to directors, officers and certain employees of the Company including the stock option plans acquired in the Peoples merger. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the outright grant of common stock. For the years ended December 31, 1998 and 1997, respectively, 7,286 and 25,004 outright stock grants were issued. During 1998, 45,000 warrants with an exercise price of $15.60 issued in connection with the Company's initial public offering in 1993 expired. The exercise price of each option generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
Net loss                                                    As reported  $(66,912)   $(7,408)  $(12,187)
                                                            Pro forma    $(71,766)   $(8,921)  $(13,105)

Basic and diluted loss per common share                     As reported  $  (7.59)   $ (1.02)  $  (1.60)
                                                            Pro forma    $  (8.13)   $ (1.20)  $  (1.72)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0% for all years; expected volatility of 48.8%, 54.0% and 32.9%, respectively, risk-free interest rates of 5.4%, 5.7% and 6.2%, respectively, and expected life of approximately five years.

A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below:

                                        1998                  1997                 1996
                                  ----------------   ---------------------   ----------------
                                                     (shares in thousands)
                                           Weighted               Weighted            Weighted
                                           Average                Average             Average
                                           Exercise               Exercise            Exercise
                                  Shares    Price       Shares     Price     Shares    Price
                                  ------    -----       ------     -----     ------    ------
Outstanding at beginning of year   1,136    $20.34         903     $19.26       955    $20.85
Granted                              407     23.98         317      23.04       321     14.20
Exercised                           (153)    13.35         (27)     13.35      (174)    12.36
Expired                              (99)    15.60         (23)     23.95        (7)    14.68
Cancelled                              -         -         (34)     22.85      (192)    24.89

                                  ------                ------               ------
Outstanding at end of year         1,291    $20.88       1,136     $20.34       903    $19.26
                                  ======    ======      ======     ======    ======    ======
Options exercisable at end of
 year                              1,065    $20.03       1,946     $21.29       663    $20.71

Weighted-average fair value of
 options granted during the year            $11.92                 $ 6.04              $ 3.98

The following information applies to options outstanding at December 31, 1998:

                             Options Outstanding                                           Options Exercisable
----------------------------------------------------------------------------   ------------------------------------------
                          Number          Weighted Average       Weighted              Number
Range of Exercise     Outstanding at          Remaining          Average           Exercisable at      Weighted Average
     Price           December 31, 1998    Contractual Life    Exercise Price     December 31, 1998      Exercise Price
     -----           -----------------    ----------------    --------------     -----------------      --------------
$  9.25 to $19.38            600             3.12 years            $14.48                 600                $14.48
$21.53 to $26.60             538             4.47 years            $24.56                 312                $24.33
$30.85 to $36.17             153             4.49 years            $33.16                 153                $33.16
                           -----                                                        -----
                           1,291             3.85 years            $20.88               1,065                $20.03
                           =====                                                        =====

As a result of a change of control provision included in Peoples' option agreement with Mr. Jeffery Hanft (former Peoples Chairman and Chief Executive Officer), the exercise price on 250,000 options was modified from $8.50 per share to $2.80 per share which represents Peoples average closing stock price for the 30 days prior to the announcement of the merger. A charge of $445 is included in non-recurring items in the accompanying 1998 statement of operations related to the option repricing. Upon completion of the Peoples Merger the options were converted to options for Davel Common Stock.

At December 31, 1998, approximately 943,525 shares of Common Stock were reserved pursuant to stock option plans.

14.  EARNINGS PER SHARE:
     -------------------

For the years ended December 31, 1998, 1997 and 1996, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the restated net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128. In accordance with SFAS No. 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for each of the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share and share data):

                                                                 1998         1997         1996
                                                              -----------  -----------  -----------
Loss from continuing operations                               $  (49,663)  $   (9,500)  $  (11,073)
Deduct:
Cumulative preferred stock dividend requirement                    1,464        1,050        1,050
Preferred stock issuance cost accretion                              158          156          144
                                                              ----------   ----------   ----------
Loss applicable to common shareholders                        $  (51,285)  $  (10,706)  $  (12,267)
                                                              ==========   ==========   ==========
Weighted average common shares outstanding                     9,029,285    8,407,255    8,317,215
                                                              ==========   ==========   ==========
Basic and diluted loss per share                              $    (5.68)  $    (1.27)  $    (1.47)
                                                              ==========   ==========   ==========

Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

15.  INCOME TAXES:
     -------------

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

The components of the provision for income taxes are as follows:

                                                     1998      1997      1996
                                                     ----      ----      ----
Current provision:
 Federal                                            $  -      $1,323    $  828
 State                                                108        115       207
Deferred provision                                   (108)     1,021       833
                                                    -----     ------    ------
Income tax expense from continuing                  $  -      $2,459    $1,868
 operations
Income tax expense from discontinued
 operations                                             -          -       300
                                                    -----     ------    ------
Total income tax expense                            $   -     $2,459    $2,168
                                                    =====     ======    ======

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                      1998         1997        1996
                                                    ---------    --------    --------
Provision for federal income tax at the
 statutory rate (34%)                               $(16,885)    $(2,394)    $(3,130)
State income taxes net of federal benefit             (1,902)       (270)       (353)
Change in valuation allowance                         17,808       5,167       5,372
Goodwill amortization                                    927           -           -
Other, net                                                52         (44)        (21)
                                                    --------     -------     -------
Income taxes from continuing operations             $      -     $ 2,459     $ 1,868
Expected income tax expense (benefit) from
 discontinued and extraordinary items                 (6,525)        792        (308)
Change in valuation allowance                          6,525        (792)        608
                                                    --------     -------     -------
Total income tax expense                            $      -     $ 2,459     $ 2,168
                                                    ========     =======     =======

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                    1998        1997
                                                                ----------   ----------
Deferred Tax Assets:
 Net operating loss carryforward                                  $ 62,772     $ 30,119
 Capital loss carryforward                                             574          798
 Amortization                                                       12,989        7,368
 Alternative minimum tax credit carryforward                         1,200           83
 Other                                                              10,259        4,492
                                                                  --------     --------
 Total deferred tax assets                                        $ 87,794     $ 42,860
Valuation allowance                                                (54,797)     (26,556)
                                                                  --------     --------
 Net deferred tax assets                                          $ 32,997     $ 16,304
                                                                  --------     --------
Deferred Tax Liabilities:
 Depreciation                                                     $(32,061)    $(16,387)
 Other                                                                (936)         (25)
                                                                  --------     --------
 Total deferred tax liabilities                                   $(32,997)    $(16,412)
                                                                  --------     --------
Net Deferred Tax Liability                                        $     -          (108)
                                                                  ========     ========

At December 31, 1998, the Company had tax net operating loss carryforwards of approximately $167 million and capital losses of $1.5 million, which expire in various amounts in the years 2001 to 2018. Approximately $138 million of the net operating loss carryforwards plus $.7 million of the capital loss carryforwards relate to multiple business acquisitions for which annual utilization will be limited. The net operating losses and capital losses will be subject to limitations if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

As of December 31, 1998, the deferred tax asset valuation allowance increased to approximately $54.8 million from $26.6 million as of December 31, 1997. The increase is attributable to $3.9 million of valuation allowance established on existing CCI net operating losses at the purchase date and $24.3 million recorded as a component of the Company's 1998 tax provision. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. As such, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of its operating loss and capital loss carryforwards.

16.  401(k) PROFIT SHARING PLAN:
     ---------------------------

Certain subsidiaries maintain 401(k) profit sharing plans (the Plans). The Plans provide for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $397, $153 and $146 for 1998, 1997 and 1996, respectively.

17.  STATEMENT OF CASH FLOWS:
     ------------------------

Cash paid for interest and income taxes and non-cash activities during the years ended December 31 was as follows:

                                                                                   1998     1997     1996
                                                                                  -------  -------  -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
    Interest                                                                      $26,445  $13,737  $13,010
                                                                                  =======  =======  =======
    Income tax payments                                                           $   143  $   447  $ 2,287
                                                                                  =======  =======  =======

NON-CASH ACTIVITIES:
  Fixed assets acquired under capital lease obligations                           $ 1,934  $   224  $ 1,185
                                                                                  =======  =======  =======
  Common stock issued for retirement of preferred stock                           $17,906  $    -   $    -
                                                                                  =======  =======  =======
  Series C preferred stock dividends accrued                                      $ 1,464  $ 1,050  $ 1,050
                                                                                  =======  =======  =======
  Preferred stock issuance accretion                                              $   158  $   156  $   144
                                                                                  =======  =======  =======
 Sale of certain fixed assets and a life insurance policy to the Chairman of the Board in exchange for phone switching equipment and the assumption of two
  corporate loans                                                                 $    -   $   148  $    -
                                                                                  =======  =======  =======
  Note received in exchange for Hospitality Division                              $    -   $    -   $ 2,300
                                                                                  =======  =======  =======

18.    PROVISION FOR DIAL-AROUND COMPENSATION:
       ---------------------------------------

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone
                     -----------------------------------------------
Reclassification and Compensation Provisions of the Telecommunications Act of
-----------------------------------------------------------------------------
1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions
----
of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers
(PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997
             -----------------------
Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs are required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, is the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. This new rate will become effective April 21,1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month

($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

The Company recorded dial-around compensation revenue, net of adjustments, of approximately $4.4 million for the period from November 7, 1996 through December 31, 1996, approximately $24.9 million for the period from January 1, 1997 through December 31, 1997 and approximately $27.2 million for the period from January 1, 1998 through December 31, 1998.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telecom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.238 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

19.  COMMITMENTS AND CONTINGENCIES:
     ------------------------------

On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company, Inc. (acquired by the Company on December 23, 1998) alleging that Peoples wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples initiated by PhoneTel. The Company at this time cannot predict the outcome of this litigation.

In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against Peoples and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World is seeking damages alleged to exceed $10 million. Formal discovery is nearly completed. Pending completion of discovery, the Company expects the trial to be scheduled for May or June 1999. Based on the proceedings conducted to date, Peoples continues to believe that it has several meritorious legal and factual defenses. The Company at this time cannot predict the outcome of this litigation.

The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

20.  SUBSEQUENT EVENT:
     -----------------

On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two small acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements shall be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

 . amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid
 .  prepayment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997
 .  further limitations on permitted acquisitions as defined in the Credit
   Agreement through June 30, 2000
 . during the period April 1, 1999 to June 30, 2000, required lenders consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million
 .  the introduction of a new information covenant to provide certain operating data to the Lenders on a monthly basis
 .  increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000
 .  decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000
 . decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000

The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the Senior Credit Facility as current liabilities.

The First Amendment also limits capital expenditures and requires the payment of an amendment fee equal to the product of each Lender's commitment multiplied by 0.35%.

21.   NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

The Financial Accounting Standards Board recently issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Company is required to adopt the provisions of SFAS No. 133 in 2000. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     --------------------------------------------

Certain unaudited quarterly financial information for the year ended December 31, 1998 and 1997, is as follows:

                                                            Quarter Ended
                                             ------------------------------------------
                                                                                            Full
                   1998                        March      June     September   December     Year
                   ----                      ---------  ---------  ----------  ---------  ---------
Total revenues                                $47,197    $54,061     $54,190   $ 40,146   $195,594
Operating income (loss)                        (1,633)     1,155       1,583    (26,887)   (25,782)
Net loss                                       (5,354)    (4,030)     (3,903)   (53,625)   (66,912)

Net loss per share:
 Basic and diluted                            $  (.67)   $  (.55)    $  (.44)  $  (5.57)  $  (7.59)

                   1997
                   ----

Total revenues                                $38,730    $41,348     $38,332   $ 40,833   $159,243
Operating profit (loss)                         1,947      3,539        (697)     1,254      6,043
Net income (loss)                              (2,776)    (1,338)     (4,665)     1,371     (7,408)

Net income (loss) per share:
 Basic and diluted                            $  (.37)   $  (.19)    $  (.59)  $    .13   $  (1.02)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 1998.

     On January 30, 1998, the Company filed a Current Report on Form 8-K to report that it had engaged Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1997. The Registrant informed its previous independent accountants, Kerber, Eck & Braeckel LLP of its dismissal on January 26, 1998.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this Item 10 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.


ITEM 13.  CERTAIN TRANSACTIONS

     The information required by this Item 13 will be contained in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on 10-K by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

     1.   Financial Statements

          See Part II.

     2.   Financial Statement Schedules

          None

     3.   Exhibits

          See Exhibit Index on the following page.

     (b)  Reports on Form 8-K.

          On January 6, 1999, the Company filed a Current Report on Form 8-K, dated December 23, 1998, with the Securities and Exchange Commission reporting the closing of the merger with Peoples Telephone and the adoption of a stockholder rights plan.

                                 EXHIBIT INDEX

Exhibits                          Description
--------                          -----------

2.1 Agreement and Plan of Merger and Reorganization, dated June 11, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc., D Subsidiary, Inc., PT Merger Corp. and PhoneTel Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

2.2 Agreement and Plan of Merger and Reorganization, dated as of July 5, 1998, by and among Davel Communications Group, Inc., Davel Holdings, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the Commission on July 22, 1998).

3.1 Restated Certificate of Incorporation of Davel Communications, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (Registration No. 333-67617) dated November 20, 1998).

3.2 Restated By-laws of Davel Communications, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (Registration No. 333-67617) dated November 20, 1998.

4.1 Rights Agreement, dated as of December 15, 1998, between Davel Communications, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on December 23, 1998).

10.1 Credit Agreement, dated as of February 3, 1998, by and among Davel Communications Group, Inc., NationsBank, N.A., as Administrative Agent, SunTrust Bank, Tampa Bay, as Documentation Agent, LaSalle National Bank, as Co-Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.2 Form of Revolving Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of NationsBank, N.A., in the principal amount of $6,300,000 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.3 Form of Revolving Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of SunTrust Bank, Tampa Bay, in the principal amount of $6,300,000 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on February 18,
     1998).

Exhibits                        Description
--------                        -----------

10.4 Form of Revolving Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of LaSalle National Bank, in the principal amount of $2,400,000 (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on February 18,
      1998).

10.5 Form of Term Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of NationsBank, N.A., in the principal amount of $46,200,000 (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.6 Form of Term Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of SunTrust Bank, Tampa Bay, in the principal amount of $46,200,000 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.7 Form of Term Note, dated February 3, 1998, made by Davel Communications Group, Inc. in favor of LaSalle National Bank, in the principal amount of $17,600,000 (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on February 18, 1998).

10.8 Stock Purchase Agreement, dated May 14, 1998, by and between Davel Communications Group, Inc. and Samstock, L.L.C. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.9 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation (incorporated by reference to
      Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.10 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Cerberus Partners, L.P. (incorporated by reference to Exhibit
      10.3 to Current Report on Form 8-K filed with the Commission on June 23,
      1998).

10.11 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Peter Graf (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.12 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. George Henry (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.13 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Steven Richman (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

Exhibits                        Description
--------                        -----------

10.14 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Aron Katzman (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.15 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and Mr. Joseph Abrams (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.16 Corporate Governance, Liquidity and Voting Agreement, dated as of July 5, 1998, by and among UBS Capital II LLC, Davel Communications Group, Inc., Davel Holdings, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on July 22, 1998).

10.17 Termination Option Agreement, dated as of July 5, 1998, by and among Davel Communications Group, Inc. and Peoples Telephone Company, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on July 22, 1998).

10.18 Credit Agreement, dated as of December 23, 1998, among Davel Financing Company, L.L.C., as Borrower, Davel Communications, Inc., the Domestic Subsidiaries of the Borrower and Davel Communications, Inc., as Guarantors, the Lenders identified therein, NationsBank, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and NationsBanc Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to
      Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.19 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Scott C. Ambler (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.20 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and David A. Arvizu (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.21 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and William A. Baum (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

Exhibits                        Description
--------                        -----------

10.22 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Neil N. Snyder (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.23 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and E. Craig Sanders (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.24 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and C. Keith Pressley (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.25 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Robert E. Lund (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.26 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Alan C. MacFarland (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.27 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Bruce W. Renard (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.28 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Lawrence T. Ellman (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

21.1   Subsidiaries of Davel Communications, Inc.

23.1   Consent of Arthur Andersen LLP

27.1   Financial Data Schedule

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                          DAVEL COMMUNICATIONS, INC.

Date:  April 15, 1999
                          /s/ Michael E. Hayes
                         ---------------------------
                         Michael E. Hayes
                         Senior Vice President
                         and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signatures                    Title                     Date

/s/ David R. Hill                Chairman of the Board    April 15, 1999
---------------------------      of Directors
David R. Hill

/s/ Robert D. Hill               President, Chief         April 15, 1999
---------------------------      Executive Officer
Robert D. Hill                   and Director

/s/ Michael E. Hayes             Senior Vice President,   April 15, 1999
---------------------------      Chief Financial Officer
Michael E. Hayes                 and Director

/s/ F. Philip Handy              Director                 April 15, 1999
---------------------------
F. Philip Handy

/s/ Justin S. Maccarone          Director                 April 15, 1999
---------------------------
Justin S. Maccarone

/s/ Thomas M. Vitale             Director                 April 15, 1999
---------------------------
Thomas M. Vitale

/s/ A. Jones Yorke               Director                 April 15, 1999
---------------------------
A. Jones Yorke

/s/ Samuel Zell                  Director                 April 15, 1999
---------------------------
Samuel Zell