Form 10-K/A
period 1998-12-31
DAVEL COMMUNICATIONS INC
filed 1999-04-30
CIK 1072881

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark one)
          x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1998
                                       or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                                to

                         Commission file number 0-22610

                          DAVEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              37-1064777
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         10120 Windhorst Road
            Tampa, Florida                               33619
(address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (813) 628-8000
          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
     Title of each class                         on which registered
     -------------------                        ---------------------
           None

         Securities registered pursuant to Section 12 (g) of the Act:

                    Common Stock, $.01 par value per share
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  (   )

     As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48,760,586. As of March 31, 1999, there were 10,536,155 shares of the registrant's Common Stock outstanding.

Documents incorporated by reference:  None

     This Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 1998 of Davel Communications, Inc. (the "Company"), filed on April 15, 1999, by providing that information required by items 10, 11, 12 and 13 of Form 10-K which was not included with the April 15, 1999 filing.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Company's directors and executive officers and their positions with the Company:


Name                         Age               Position
----                         ---               --------
David R. Hill(1)(2)           67  Chairman of the Board of Directors
Robert D. Hill(1)             47  President and Chief Executive
                                    Officer and Director
Michael E. Hayes              41  Senior Vice President and Chief
                                    Financial Officer and Director
Paul B. Demirdjian            38  Senior Vice President and Chief
                                    Information Officer
Lawrence T. Ellman            47  Senior Vice President of
                                    National Sales
Michael G. Kouri              54  Senior Vice President of
                                    Business Development
Theodore C. Rammelkamp, Jr.   54  Senior Vice President and
                                    General Counsel and Secretary
Bruce W. Renard               45  Senior Vice President of Regulatory
                                    And External Affairs
Charles R. Resnick            48  Senior Vice President of
                                    Field Operations
Marlin E. Turnipseed          45  Senior Vice President of
                                    National Sales
F. Philip Handy(1)(3)         54  Director
Justin S. Maccarone           40  Director
Thomas M. Vitale(2)(3)        41  Director
A. Jones Yorke(2)(3)          67  Director
Samuel Zell                   57  Director
-----------

(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee

     David R. Hill, Chairman of the Board of Directors, founded Davel. He has been Chairman of the Board of Davel since its date of incorporation. He served as the Chief Executive Officer of Davel through December 1994. He has been involved in industries related to electronics and telecommunications since 1951. Mr. Hill is the father of Robert D. Hill.

     Robert D. Hill, President and Chief Executive Officer, joined Davel in 1981 as the general manager of its largest telephone remanufacturing facility. Between January 1990 and December 1994, he served as Davel's President and Chief Operating Officer. Since January 1995, he has served as Davel's President and Chief Executive Officer.

     Michael E. Hayes, Senior Vice President and Chief Financial Officer, joined Davel in 1992 as its Controller and Treasurer. Mr. Hayes became Vice President and Chief Financial Officer in August 1993 and became a Senior Vice President in January 1996.

     Paul B. Demirdjian, Senior Vice President and Chief Information Officer, joined Davel in 1984. From 1990 to June 1998, he served as Davel's Senior Vice President of Operations.

     Lawrence T. Ellman, Senior Vice President of National Sales, joined Peoples Telephone in June 1994 as President of its payphone division. In February 1996 he became Executive Vice President of National Accounts, and was named Senior Vice President of National Accounts of Davel following its merger with Peoples Telephone in December 1998.

     Michael G. Kouri, Senior Vice President of Business Development, served as a financial consultant to Davel from October 1990 through August 1993. He was appointed Senior Vice President of Development and Finance of Davel in November 1993. Prior to his employment with Davel, he was Chairman of the Board and Chief Executive Officer of Elite Financial Corporation, a financial services company. Two of Elite's subsidiaries, Telco Leasing Acceptance Corporation and Eastern Payphones, Inc., specialize in the financing, operating and marketing of payphones.

     Theodore C. Rammelkamp, Jr., Senior Vice President, General Counsel and Secretary, has been with Davel since April 1994. Prior to becoming an employee of Davel, Mr. Rammelkamp was a member of the law firm of Rammelkamp, Bradney, Dahman, Kuster, Keaton, Fritsche & Lindsay, P.C. from 1979 through March 1994, serving as its managing partner from January 1991 through March 1994.

     Bruce W. Renard, Senior Vice President of Regulatory and External Affairs, joined Peoples Telephone as General Counsel and Vice President of Regulatory Affairs in January 1992. In February 1996, he became General Counsel and Executive Vice President of Legal and Regulatory Affairs and Carrier Relations. Following the merger of Peoples Telephone with Davel in December 1998, Mr. Renard was appointed Senior Vice

President of Regulatory and External Affairs of Davel following its merger with Peoples Telephone in December 1998.

     Charles R. Resnick, Senior Vice President of Field Operations, joined Davel in October 1998. Mr. Resnick served as the Vice President of Strategic Relationships and Applied Technology for Danka Business Systems, PLC from 1994 to 1998. From 1991 to 1993, Mr. Resnick served as Undersecretary of the United States Department of Agriculture and Assistant to the President of the United States.

     Marlin E. Turnipseed, Senior Vice President of Sales and Marketing, joined Davel in 1988 as National Sales Manager and served as Davel's Vice President of Sales and Marketing from August 1993 to June 1998. Prior to joining Davel, Mr. Turnipseed served for eleven years as a regional sales manager for U.S. Steel.

     F. Philip Handy was appointed to the board of directors of Davel in June 1998. Mr. Handy is a managing director of Equity Group Corporate Investments, a division of EGI. Prior to joining EGI, Mr. Handy was Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980. He also serves as a director of Anixter International Inc., Banca Quadrum, S.A., Q-Tel S.A. de C.V., Jacor Communications, Inc., Chart House Enterprises, Inc. and Transmedia Network Inc.

     Justin S. Maccarone was appointed to the Board of Directors of Davel following its merger with Peoples Telephone in December 1998. Mr. Maccarone is a partner at UBS Capital II LLC and its affiliate UBS Capital LLC. Prior to joining UBS Capital in 1993, he was a Senior Vice President with GE Capital Corporation.

     Thomas M. Vitale has been a partner in the law firm of Mayer, Brown & Platt for over five years.

     A. Jones Yorke has been Chairman of the Board of Auerbach, Pollack & Richardson, Inc., a registered securities dealer, and Auerbach Financial Group, Inc., a financial holding company (''Auerbach''), since June 1998. Mr. Yorke also formerly served as Chairman of Auerbach from November 1994 through November 1995. From November 1995 through June 1998, Mr. Yorke was the Chairman and Chief Executive Officer of Weatherly Securities, a registered securities dealer. Mr. Yorke was a financial consultant to and President of Asset Channels, Inc., an investment company, from 1990 to 1996 and currently serves as Chairman of 42nd Street Development Corporation, a not-for-profit corporation.

     Samuel Zell became a director of Davel in June 1998. Mr. Zell was the founder, and serves as Chairman of the Board, of EGI, which is an affiliate of Samstock (a principal shareholder of Davel). In addition, he serves on the board of directors of Anixter International Inc., American Classic Voyages Co., Chart House Enterprises, Inc., Fred Meyer, Inc., Jacor Communications, Inc. and Manufactured Home Communities. Mr. Zell also serves on the board of trustees of Equity Residential Properties Trust, Equity Office Properties Trust and Capital Trust. He is a non-executive director of RAMCO Energy plc.

ITEM 11. EXECUTIVE OFFICER COMPENSATION AND BENEFITS

Executive Officer Compensation

     The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 1998.

                          SUMMARY COMPENSATION TABLE

                                            Annual Compensation                     Long-Term Compensation
-------------------------------  ------------------------------------------  -------------------------------------
                                                                              Common    Securities
                                                             Other Annual      Stock    Underlying      All Other
Name and Position                Year   Salary     Bonus    Compensation(1)   Grants     Options      Compensation(2)
-----------------                ----  --------  ---------  ---------------   -------   ----------    ---------------
David R. Hill,                   1998  $400,000  $     --         $--         $100,000        --          $2,400
Chairman of the Board            1997   400,000   160,000          --          100,000    34,412           2,250
                                 1996   250,000    91,777          --               --    200,00           2,250

Robert D. Hill,                  1998  $250,000  $105,000         $--         $      0   130,500          $3,908
President and Chief              1997   200,000    80,000          --           40,000    17,206           2,400
Executive Officer                1996   200,000    33,664          --           40,000     6,000           2,250

Paul B. Demirdjian,              1998  $190,000  $ 28,500         $--         $      0    70,525          $1,171
Senior Vice President            1997   145,000    59,450          --           30,000    12,824           2,091
and Chief Information            1996   145,000    30,696          --           30,000     6,000           2,250
 Officer

Michael G. Kouri,                1998  $170,000  $ 25,500         $--         $      0    65,655          $3,348
Senior Vice President            1997   145,000    56,550          --           30,000    12,183           2,091
of Business Development          1996   145,000    24,100          --           30,000     6,000           2,250

Michael E. Hayes,                1998  $170,000  $ 25,500         $--         $      0    88,920          $3,138
Senior Vice President            1997   120,000    49,200          --           30,000    10,613           1,693
and Chief Financial Officer      1996   120,000    13,034          --           30,000     6,000           1,995

(1) Other Annual Compensation was paid in the form of perquisites and was less than the level required for reporting.

(2) All Other Compensation disclosed in this column represents Davel's contributions, both vested and unvested, to Davel's defined contribution plan.

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                       Individual Grants
                                  -----------------------------------------------------------
                                                    Percent of Total
                                                    ----------------
                                  Number of          of All Options    Exercise or                   Potential Realizable
                                  ---------          --------------    ----------                    --------------------
                              Shares  Underlying       Granted to      Base Price      Expiration          Value(1)
                              ------------------       ----------      ----------      ----------          --------
Name                            Option Grants          Employees        Per Share         Date            0%/5%/10%
----                            -------------          ---------        ---------         ----            ----------
David R. Hill                     34,412(2)                6%            $24.875         7/1/03     $0/$236,496/$522,596
Robert D. Hill                    58,000(2)               10%             24.875         7/1/03      0/ 118,248/ 261,298
                                  72,500(3)               13%               6.50        4/21/04      0/ 130,500/ 287,825
Paul B. Demirdjian                37,000(2)                6%             24.875         7/1/03      0/  88,133/ 194,751
                                  33,525(3)                6%               6.50        4/21/04      0/  60,345/ 133,094
Michael G. Kouri                  30,000(2)                5%             24.875         7/1/03      0/  83,728/ 185,016
                                  35,655(3)                6%               6.50        4/21/04      0/  64,179/ 141,550
Michael E. Hayes                  47,500(2)                8%             24.875         7/1/03      0/  72,938/ 161,173
                                  41,420(3)                7%               6.50        4/21/04      0/  74,556/ 164,437

(1) The values shown are purely hypothetical and have been calculated on the assumption that the value of Davel Common Stock underlying an option appreciates at the specified rate (0%, 5% or 10% per annum) from the date of the grant of the option until its expiration. In fact, the options cannot be valued without prediction of the future movement of the price of Davel's stock. The amount realized from the options disclosed in this table will depend upon, among other things, the continued employment of the recipient of the option and the actual performance of Davel's stock during the applicable period.

(2)  Granted on July 1, 1998.

(3)  Granted on April 21, 1999 for the 1998 fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES




                                                                Number of Shares             Value of Unexercised
                                                                ----------------         -----------------------------
                           Number of                         Underlying Unexercised          In-The-Money Options
                           ---------                         -----------------------     -----------------------------
                        Shares Acquired         Value        Options at Year-End ($)              at Year-End
                        ---------------         -----       -------------------------    -----------------------------
Name                      on Exercise          Realized     Exercisable/Unexercisable    Exercisable/Unexercisable (1)
----                      -----------          --------     -------------------------    -----------------------------
David R. Hill..........          0                   0           211,471/ 22,941              $  625,000/$ 0
Robert D. Hill.........     38,000             570,000            37,069/122,637                  68,250/851,875
Paul B. Demirdjian.....     22,550             338,250            28,608/ 66,741                  68,250/393,919
Michael G. Kouri.......     21,450             321,750            20,029/ 63,713                  33,000/418,946
Michael E. Hayes.......      5,900              88,500            31,371/ 80,162                  68,250/486,685

(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Davel Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1998, at which date the closing price of the Davel Common Stock as quoted on the Nasdaq National Market was $18.25 per share. The above valuations may not reflect the actual value of unexercised options, as the value of unexercised options fluctuates with market activity.

Employment Agreements

     In June 1998, Davel entered into new employment agreements with Messrs. Robert Hill, Rammelkamp, Hayes, Demirdjian, Kouri and Turnipseed (collectively, the ''Executives''), which replaced certain employment agreements entered into between Davel and the Executives in 1996 and subsequently amended in 1997. Following the merger of Davel with Peoples Telephone, the Company also entered into employment agreements with Messrs. Ellman and Renard. The employment agreements provide for an initial employment period through December 31, 2000, with automatic one-year renewals unless either party notifies the other at least 60 days prior to the end of any term. The employment agreements provide for an annual base salary of at least $250,000 for Mr. Hill, $170,000 for Mr. Rammelkamp, $170,000 for Mr. Hayes, $180,000 for Mr. Demirdjian, $170,000 for Mr. Kouri, $130,000 for Mr. Turnipseed, $170,000 for Mr. Ellman and $170,000 for Mr. Renard. The employment agreements provide for employment of such persons in their current respective positions, subject to change or reassignment of duties by Davel.

     The employment agreements provide for certain fringe benefits and incentive compensation as outlined below. Under the employment agreements, Davel may terminate any Executive for cause (as defined therein). An Executive can voluntarily terminate his employment agreement by providing 60 days' written notice to Davel at any time. In the event of termination with cause or voluntary termination the Executive will receive all accrued base pay and a credit for certain unused vacation.

     If Davel breaches any provisions of, terminates without cause or fails to renew an employment agreement with any Executive, the Executive will be deemed to have been involuntarily terminated. In the event of involuntary termination or termination for a disability, all of such Executive's options fully vest and all accrued base pay and a credit for certain unusual vacation benefits become due. The Executive will also receive the greater of one year's base pay or the remaining base pay due under the term of the employment agreement, the greater of the target incentive bonus for such year or the highest annualized bonus during the prior three years, and continuation of benefits for the remainder of the term.

     The Executives will be deemed to have been terminated upon a ''Change in Control'' if any party other than David Hill or his descendants or Samstock acquires control of 25% or more of the combined voting power of Davel and within two years Davel terminates the Executive or the Executive resigns for any reason. In the event of termination upon such a Change in Control, an Executive will receive a severance payment equal to the sum of the Executive's base salary and target incentive bonuses for the year in which the Change in Control occurred multiplied by three, subject to certain reductions if such amounts would constitute ''parachute payments'' under the Internal Revenue Code. In addition, the Executive will receive those other benefits described in the preceding paragraph afforded to the Executive as if he had been involuntarily terminated.

     In September 1996, Davel entered into an employment agreement with Mr. David Hill for employment in his current position as Chairman of the Board and Chairman of the Executive Committee of the Board for six years at an annual base salary of $400,000. Mr. David Hill has agreed to accept the duties commonly involved in carrying out the position and any other duties as may be required. Under the agreement, Mr. David Hill is eligible to receive a cash bonus as well as a grant of options based upon the percentage by which the annual before tax profit exceeds the annual before tax profit for 1996. Mr. David Hill has agreed not to compete with Davel during his employment and for a period of one year afterwards. The agreement also provides that, upon a change of control (as defined therein), (1) all stock options previously awarded to Mr. David Hill will vest and become immediately exercisable and (2) in the event of a termination of Mr. David Hill, he will receive severance pay from Davel as specified in his employment agreement.

Incentive Compensation

     Davel has implemented a bonus plan that allows each Executive to receive a substantial cash bonus. Under the plan, Mr. Robert Hill has a maximum bonus of 120% of his base pay with a target bonus of 60% of base pay, and Messrs. Rammelkamp, Turnipseed, Demirdjian, Kouri, Hayes, Ellman and Renard have maximum bonuses of 60% of base pay and target bonuses of 30% of base pay. The bonuses are comprised of three parts: company objectives, departmental objectives and personal objectives. The company objectives are based upon growth in earnings per share and EBITDA, and the department and personal goals are determined with respect to each Executive by January 30 of the applicable year. Davel also maintains a stock option plan pursuant to which the Executives are granted options to purchase Davel Common Stock at the latest closing price that is available prior to the date the options are awarded. Under the employment agreements, each Executive is awarded a minimum of 5,000 stock options each year of his employ and may be awarded a greater number at the discretion of the Compensation Committee.

     Under the stock option plan, other employees may be granted Davel Common Stock and options to purchase shares of Common Stock of Davel. The Compensation Committee of the Board currently administers the Stock Option Plan. The Compensation Committee determines which individuals will be granted options, the number of shares to be subject to options and other terms and conditions applicable to the grants. The employment agreement with Mr. David Hill provides that Mr. David Hill will receive option grants in amounts within a range based upon the percentage change in earnings per share of Davel Common Stock measured against a base year (1996 being set as the base year). Mr. David Hill also received a grant of options to purchase 200,000 shares of Davel Common Stock upon the signing of his employment agreement.

     Pursuant to the Stock Option Plan, Mr. David Hill is also entitled to annual grants of Davel Common Stock during the term of his employment agreement. The employment agreement provides that the annual stock grant will be valued at $100,000 for Mr. David Hill.

     Davel maintains a bonus plan pursuant to which Mr. David Hill is eligible to receive annual cash bonuses in an amount within a range based upon the percentage change in earnings per share of Davel's Common Stock measured against a base year (1996 being set as the base year). The incentive bonuses range from 5% to a maximum of 45% of his base salary.

401(k) Plan

     Davel maintains a 401(k) Plan which is available to all employees of Davel, including its executive officers. Davel provides a matching contribution to the plan up to a maximum of 1.5% of the salary of the contributing employee. Davel's contribution to an employee's account vests over a period of five years.

Compensation of Directors

     Through December 31, 1995, Davel did not pay cash compensation for service as directors. In 1996, Davel began paying cash compensation to directors who are not employees of Davel in the amount of $2,500 per meeting. In April 1998, Davel's Board of Directors approved a resolution to eliminate the per-meeting payment and begin paying (effective as of the date of the 1998 annual meeting) an annual cash retainer to directors who are not employees of Davel in the amount of $20,000.

     Directors of Davel who are not employees of Davel are also reimbursed for their out-of-pocket expenses associated with attending meetings of the Board of Directors and committees and are eligible to receive options granted pursuant to Davel's Directors' Stock Option Plan. Davel also provides Mr. Yorke with individual health insurance coverage.

Compliance with Section 16 of the Securities Exchange Act

     Section 16(a) of the Securities Exchange Act generally requires the officers and directors of a public company, and persons who own more than ten percent of a registered class of a public company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission. Based solely on its review of the copies of such reports received by it, or upon written representations obtained from certain reporting persons, Davel believes that, during 1998, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders were complied with.

Compensation Committee Interlocks and Insider Participation

     Until June 29, 1998, the members of the Compensation Committee in 1998 were Messrs. Vitale, Yorke and Glen E. Barber, a former member of the Board of Directors who resigned on that date. Following his appointment to the Board, Mr. Handy filled the vacancy on the Compensation Committee created by Mr. Barber's resignation. No member of the Compensation Committee was at any time during 1998, or formerly, an officer or employee of Davel or any subsidiary of Davel, nor has any member of the Compensation Committee had any relationship with Davel requiring disclosure under Item 404 of Regulation S-K under the Securities Act.

     No executive officer of Davel has served as a director or member of the Compensation Committee (or other committee serving an equivalent function) of Davel.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of April 30, 1999 with respect to the beneficial ownership of Davel Common Stock by (1) each person who is known by Davel to own beneficially more than five percent of the Davel Common Stock, (2) each of Davel's directors and executive officers and (3) all current directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares attributed to him.

                                                           Number of
                                                         -------------
                                                             Shares
                                                         -------------
                                                         Beneficially        Percentage
                                                         -------------       ----------
Directors, Executive Officers and 5% Shareholders(1)         Owned           of Class
----------------------------------------------------     -------------       --------
David R. Hill(2)(3)(4)..................................     2,063,004          18.5%
Robert D. Hill(2)(3)(5).................................       114,905           1.0%
Michael E. Hayes(2)(3)(6)...............................        74,841             *
Paul B. Demirdjian(2)(7)................................        64,109             *
Lawrence T.  Ellman(2)(8)...............................        29,387             *
Michael G. Kouri(2)(9)..................................        57,392             *
Theodore C. Rammelkamp, Jr.(2)(10)......................        87,213             *
Bruce W.  Renard(2)(11).................................        97,500             *
Marlin E. Turnipseed(2)(12).............................        53,839             *
F. Philip Handy(3)(13)..................................     2,034,559          18.3%
Justin S. Maccarone(3)(14)..............................       909,427           8.6%
Thomas M. Vitale(3)(15).................................        28,000             *
A. Jones Yorke(3)(16)...................................        23,000             *
Samuel Zell(3)(17)......................................     2,034,559          18.3%
Samstock, L.L.C.(18)....................................     2,034,559          18.3%
Goldman, Sachs & Co.(19)................................     1,045,566           9.9%
UBS Capital II LLC(20)..................................       909,427           8.6%
Heartland Advisors, Inc.(21)............................       879,054           8.2%
All current directors and executive officers as a group
  (14 persons)(22)......................................     4,751,748          42.7%



  * Represents less than 1.0%.

(1) For purposes of calculating the beneficial ownership of each shareholder, it was assumed (in accordance with the Commission's definition of ''beneficial ownership'') that such shareholder had exercised all options, conversion rights or warrants by which such shareholder had the right, within 60 days following April 30, 1999, to acquire shares of such class of stock.

(2) Such person is an employee of Davel.

(3) Such person is a director of Davel.

(4) Includes 211,471 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(5) Includes 109,569 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(6) Includes 72,791 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(7) Includes 62,133 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(8) Includes 29,387 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(9) Includes 55,716 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(10) Includes 85,645 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(11) Includes 97,500 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(12) Includes 51,181 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(13) Includes 16,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 2,018,559 shares beneficially owned by Samstock (including warrants to acquire 350,000 shares of Davel Common Stock) that Messrs. Handy and Zell could be deemed to beneficially own as a result of being principals of EGI, an affiliate of Samstock. Each of Messrs. Handy and Zell disclaims beneficial ownership of such shares.

(14) Includes 16,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 892,977 shares beneficially owned by UBS Capital II LLC that Mr. Maccarone could be deemed to beneficially own as a result of being a principal of UBS Capital II LLC. Mr. Maccarone disclaims beneficial ownership of such shares.

(15) Includes 28,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.

(16) Includes 20,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.

(17) Includes 16,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 2,018,559 shares beneficially owned by Samstock (including warrants to acquire 350,000 shares of Davel Common Stock) that Messrs. Handy and Zell could be deemed to beneficially own as a result of being principals of EGI, an affiliate of Samstock. Each of Messrs. Handy and Zell disclaims beneficial ownership of such shares.

(18) Includes 293,304 shares and warrants to acquire 63,216 shares that are beneficially owned by EGI--Davel Investors, L.L.C., a limited liability company of which Samstock is the managing member.

(19) Based on a Schedule 13G filed on February 12, 1999, Goldman, Sachs & Co. claims shared voting power of 798,914 shares and shared dispositive power of 1,045,566 shares with The Goldman Sachs Group, L.P.

(20) Includes 16,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan. Based on a Schedule 13D/A filed on January 14, 1999, UBS Capital II LLC claims sole voting and dispositive power of 892,977 shares. UBS Capital Holdings LLC, the parent company of UBS Capital II LLC, and UBS AG, the parent company of UBS Capital Holdings LLC, may be deemed to beneficially own the shares owned by UBS Capital II LLC. UBS AG also owns 646 shares of Davel Common Stock.

(21) Based on a Schedule 13G/A filed on February 10, 1999, Heartland Advisors, Inc. claims sole voting power of 482,189 shares and sole dispositive power of 879,054 shares.

(22) Includes 863,392 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan and the Directors' Stock Option Plan and 2,018,559 shares beneficially owned by Samstock (including warrants to acquire 350,000 shares of Davel Common Stock) that Messrs. Handy and Zell could be deemed to beneficially own as a result of being principals of EGI, an affiliate of Samstock. Each of Messrs. Handy and Zell disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Davel has entered in the past, and New Davel may enter in the future, into certain transactions with certain of its shareholders. During 1998, Mr. David R. Hill, the Chairman of Davel received payments from Davel for the lease of commercial real estate in Jacksonville, Illinois in the aggregate amount of $258,000. In addition, Davel received payments from Hill for administrative services provided to him by certain employees of Davel in the aggregate amount of $85,000.

     In connection with advisory services provided by EGI, an affiliate of Samstock, to Davel related to its business combination with Peoples Telephone, the Company paid EGI a fee in the form of 44,659 shares of Davel Common Stock, equal to 0.35% of the transaction value. The Company has also agreed, beginning in April 1999, to pay EGI a monthly advisory fee of $25,000 in connection with certain consulting services provided to Davel.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment on Form 10-K/A to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DAVEL COMMUNICATIONS, INC.


Date:  April 30, 1999             By:    /s/ Michael E. Hayes
                                         -------------------------
                                         Michael E. Hayes
                                         Senior Vice President and
                                         Chief Financial Officer