Form 10-Q
period 1999-03-31
DAVEL COMMUNICATIONS INC
filed 1999-05-24
CIK 1072881

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended: March 31, 1999 Commission File Number: 0-22610

                           DAVEL COMMUNICATIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   37-1064777
             --------                                   ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                       I.D. No.)

                      10120 WINDHORST ROAD, TAMPA, FL 33619
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant`s telephone number: (813) 628-8000


                            ------------------------

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of May 14, 1999, the number of shares outstanding of the Registrant`s Common Stock was 10,536,860.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Unaudited)

                 (In thousands, except per share and share data)

                                                                         March 31  December 31
                                ASSETS                                     1999       1998
                                                                           ----       ----
CURRENT ASSETS
    Cash and cash equivalents                                          $  19,873    $  17,162
    Restricted cash                                                          790          790
    Trade accounts receivable, net of allowance
       for doubtful accounts of $6,953 and $5,383,
       respectively                                                       29,490       30,838
    Other current assets                                                   5,885        3,694
                                                                       ---------    ---------

                Total current assets                                      56,038       52,484

PROPERTY AND EQUIPMENT                                                   132,637      130,099

LOCATION CONTRACTS                                                        33,359       34,252

GOODWILL                                                                  46,144       47,458

OTHER ASSETS                                                               7,634        8,725
                                                                       ---------    ---------

                Total assets                                           $ 275,812    $ 273,018
                                                                       =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt and
       obligations under capital leases                                $  16,839    $  11,525
    Accounts payable and accrued liabilities                              36,130       34,393
                                                                       ---------    ---------
                Total current liabilities                                 52,969       45,918
                                                                       ---------    ---------

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                      231,587      225,451
                                                                       ---------    ---------

SHAREHOLDERS' (DEFICIT) EQUITY
    Preferred stock - $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding                                --           --
    Common stock - $.01 par value, 50,000,000 shares
       authorized, 10,536,860 and 10,536,155 shares issued
       and outstanding, respectively                                         105          105
    Additional paid-in capital                                           126,332      126,325
    Accumulated deficit                                                 (135,181)    (124,781)
                                                                       ---------    ---------
                Total shareholders' (deficit) equity                      (8,744)       1,649
                                                                       ---------    ---------

                Total liabilities and shareholders' (deficit) equity   $ 275,812    $ 273,018
                                                                       =========    =========

      The accompanying notes are an integral part of these balance sheets.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                       FOR THE THREE MONTHS ENDED MARCH 31

                 (In thousands, except per share and share data)

                                                              1999       1998
                                                              ----       ----
Revenues
     Coin calls                                          $   28,032   $  30,789
     Non-coin calls                                          17,305      16,408
                                                         ----------   ---------

              Total revenues                                 45,337      47,197
                                                         ----------   ---------

Costs and expenses
     Telephone charges                                       11,772      11,811
     Commissions                                             10,416      10,966
     Service, maintenance and network costs                  10,561       9,226
     Depreciation and amortization                            8,975       8,694
     Selling, general and administrative                      8,723       7,308
     Restructuring costs                                         --         825
                                                         ----------   ---------

              Total operating costs and expenses             50,447      48,830
                                                         ----------   ---------

              Operating loss                                 (5,110)     (1,633)

Interest expense                                             (5,411)     (4,877)

Other                                                           121         163
                                                         ----------   ---------

              Loss from operations before income taxes      (10,400)     (6,347)

Income tax benefit                                               --        (993)
                                                         ----------   ---------

              Net loss                                   $  (10,400)  $  (5,354)
                                                         ==========   =========
Basic and diluted loss per share                         $     (.99)  $    (.67)
                                                         ==========   =========
Weighted average shares outstanding                      10,536,837   8,451,404
                                                         ==========   =========

        The accompanying notes are an integral part of these statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                       FOR THE THREE MONTHS ENDED MARCH 31

                                 (In thousands)

                                                                                 1999         1998
                                                                             --------    ---------
Cash flows from operating activities
    Net loss                                                                 $(10,400)   $  (5,354)
    Adjustments to reconcile net loss to cash flows
       from operating activities:
          Gain on sale of property and equipment                                   --          (18)
          Depreciation and amortization                                         8,975        8,694
          Amortization of deferred financing costs                                139          196
          Deferred income taxes                                                    --          (46)
          Restructuring charge                                                     --          825
    Changes in assets and liabilities, net of
       effects from acquisitions
          Accounts receivable                                                   1,348       (2,984)
          Note receivable                                                          --          (39)
          Other assets                                                         (1,673)      (3,343)
          Accounts payable and accrued liabilities                              1,737       (6,732)
                                                                             --------    ---------
                 Net cash flows provided by (used in) operating activities        126       (8,801)
                                                                             --------    ---------
Cash flows from investing activities
    Capital expenditures                                                       (2,526)      (1,809)
    Proceeds from sale of property and equipment                                   --           42
    Payments for certain contracts                                             (1,223)        (913)
    Purchase of payphone assets, net of cash acquired                          (5,123)          --
    Purchase of Indiana Telcom, net of cash acquired                               --      (11,317)
    Purchase of Communications Central Inc., net of cash acquired                  --     (101,644)
                                                                             --------    ---------
                 Net cash flows used in investing activities                   (8,872)    (115,641)
                                                                             --------    ---------
Cash flows from financing activities
    Proceeds from long-term debt                                               11,500      120,700
    Payments on long-term debt                                                     --       (9,542)
    Principal payments under capital lease obligations                            (50)        (242)
    Issuance of common stock through stock options and warrants                     7          155
                                                                             --------    ---------
                 Net cash flows provided by financing activities               11,457      111,071
                                                                             --------    ---------

                 Net increase (decrease) in cash and cash equivalents           2,711      (13,371)

Cash and cash equivalents, beginning of period                                 17,162       25,401
                                                                             --------    ---------
Cash and cash equivalents, end of period                                     $ 19,873    $  12,030
                                                                             ========    =========


        The accompanying notes are an integral part of these statements.

                   Davel Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three month periods ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for the full year.

1. DESCRIPTION OF BUSINESS

Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 (the "Peoples Merger"), of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. ("Peoples Telephone"). As a result of the Peoples Merger, the Company is the largest independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of payphones in 42 states and the District of Columbia and provides operator services to these payphones. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 32 dispersed geographic locations.

Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, the Peoples Merger was consummated on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples Telephone common stock was converted into the right to receive 0.235 common shares of the Company and resulted in the issuance of 3,812,810 shares of common stock to the common shareholders of Peoples Telephone. In addition, the outstanding shares of Peoples Telephone's Series C Preferred Stock and accrued Preferred Stock dividends were converted into 892,977 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the financial statements of the Company have been restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations.

Selected financial information for the combining entities included in the consolidated statement of operations for the quarter ended March 31, 1998 is as follows:

                                                           1998
                                                           ----
               Total revenues
                   Davel                                $ 19,303
                   Peoples                                27,894
                                                        --------
                       Combined                         $ 47,197
                                                        ========
               Net loss
                   Davel                                $ (1,334)
                   Peoples                                (4,020)
                                                        --------
                       Combined                         $ (5,354)
                                                        ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Reclassification

Certain reclassifications have been made to conform to the 1999 presentation.

3. ACQUISITION

On February 3, 1998, the Company completed its acquisition of Communications Central, Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $2.2 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition will be amortized over fifteen years using straight-line amortization. The allocation of the purchase price of the CCI Acquisition is summarized as follows:

               Working capital                             $   8,892
               Property and equipment, net                    46,119
               Goodwill                                       42,541
               Identifiable intangible assets                 11,565
                                                           ---------
                                                           $ 109,117
                                                           =========

4. LONG TERM DEBT

In connection with the Peoples Merger on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with NationsBank N.A. (the "Administrative Agent") and the other lenders named therein. The Senior Credit Facility provides for borrowings by the Company from time to time of up to $280 million for working capital and other corporate purposes.

Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company.

The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of NationsBank, N.A. Bank of or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility), plus a margin based on leverage.

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

On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two small acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements shall be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

o amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid

o prepayment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

o further limitations on permitted acquisitions as defined in the Credit Agreement through June 30, 2000

o during the period April 1, 1999 to June 30, 2000, required lenders consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million

o the introduction of a new information covenant to provide certain operating data to the Lenders on a monthly basis

o increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

o decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

o decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000

The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the Senior Credit Facility as current liabilities.

The First Amendment also limits capital expenditures and requires the payment of an amendment fee equal to the product of each Lender's commitment multiplied by 0.35%.

In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of March 31, 1999, the Company has two interest rate swap agreements with an aggregate notional amount of $23 million with a termination date of March 2001. The interest rate swaps require the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (5.0% as of March 31, 1999). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

During the three months ended March 31, 1999, the Company purchased two interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contract that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

5. NON-RECURRING AND RESTRUCTURING COSTS

In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a writedown of the value of the former Peoples headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes reserves utilized during the quarter ended March 31, 1999.

                            Facility     Employee               Merger
                             Closing   Termination             Closing
                              Costs       Costs       Other     Costs         Total
                              -----       -----       -----     -----         -----
Non-recurring and
  restructuring charge
  at January 1, 1999       $ 889       $ 1,293        $787      $ 3,769       $ 6,738
Utilized during
  quarter ended March
  31, 1999                  (135)       (1,088)         --       (3,355)       (4,578)
                           -----       -------        ----      -------       -------

Remaining reserve at
  March 31, 1999           $ 754       $   205        $787      $   414       $ 2,160
                           =====       =======        ====      =======       =======

6. PROVISION FOR DIAL-AROUND COMPENSATION

On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the 1996 Payphone Order), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the Telcom Act). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the Court) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers (PSPs). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the 1997 Payphone Order). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, was to be the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

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

In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. This new rate became effective April 21,1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 per call. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

The Company recorded dial-around compensation revenue of approximately $10.0 million and $8.5 million for the three month periods ended March 31, 1999 and 1998, respectively.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.238 per call constitutes the

Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

7. COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive loss are as follows

                                                 1999        1998
                                                 ----        ----
              Net loss                        $(10,400)   $(5,354)
              Unrealized gain on investment         --        128
                                              --------    -------
              Comprehensive loss              $(10,400)   $(5,226)
                                              ========    =======

8.   EARNINGS PER SHARE:

For the quarters ended March 31, 1999 and 1998 the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the restated net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128. In accordance with SFAS No. 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share for each of the quarters ended March 31, 1999 and 1998 (in thousands, except per share and share data):

                                                        1999            1998
                                                        ----            ----
  Loss from continuing operations                  $    (10,400)   $    (5,354)
  Deduct:
  Cumulative preferred stock dividend requirement            --           (262)
  Preferred stock issuance cost accretion                    --            (39)
                                                   ------------    -----------
  Loss applicable to common shareholders           $    (10,400)   $    (5,655)
                                                   ============    ===========
  Weighted average common shares outstanding         10,536,837      8,451,404
                                                   ============    ===========
  Basic and diluted loss per share                 $       (.99)   $      (.67)
                                                   ============    ===========

Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

9. NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.

                MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

      On February 3, 1998 the Company completed its acquisition of Communications Central Inc. ("CCI") in a transaction accounted for by the purchase method, and accordingly the results of operations of CCI are included the Company's consolidated statement of operations from the date of acquisition.

      During the first quarter of 1999, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

      The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives non-coin revenue from certain local exchange carriers ("LECs") for intraLATA non-coin calls.

      The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to local access providers for local access and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch and, in connection with unbundled services arrangements, the fees paid for those services.

Regulatory Impact on Revenue

Local Coin Rates

      In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $.25 to $.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In 1998 and the first quarter of 1999, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, increased competition from wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

Dial Around Compensation

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

      In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $.24 per dial-around call. This rate became effective on April 21, 1999, and will serve as a default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

      For the three months ended March 31, 1999, total revenues decreased approximately $1.9 million, or 3.9%, from approximately $47.2 million in the three months ended March 31, 1998 to approximately $45.3 million in the same period of 1999. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

      Coin call revenues decreased approximately $2.8 million, or 9.0%, decreasing from approximately $30.8 million in the first quarter of 1998 to approximately $28.0 million in the first quarter of 1999. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

      Non-coin call revenues increased approximately $0.9 million or 5.5%, increasing from approximately $16.4 million in the three months ended March 31, 1998 to approximately $17.3 million in the three months ended March 31, 1999. The increase in non-coin call revenues was primarily attributable to an increase in dial-around call traffic on the Company's payphones. Dial-around revenue increased approximately $1.7 million, rising from approximately $8.3 million in the three months ended March 31, 1998 to approximately $10.0 million in the first quarter 1999. While dial-around call revenues increased during the period, other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $0.8 million, from approximately $8.1 million in the first quarter of 1998 to approximately $7.3 million in the three months ended March 31, 1999. The decrease in operator service calls was primarily due to increased dial-around call traffic and increased competition from wireless calling alternatives.

      Telephone charges remained relatively stable at $11.8 million for the quarters ended March 31, 1999 and 1998. The Company's average monthly telephone charge on a per phone basis decreased from approximately $52 in 1998 to $48 in 1999 due to more favorable contracts with LECs and Competitive Local Exchange Carriers for local line access. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

      Commissions decreased approximately $0.6 million, or 5.0%, decreasing from approximately $11.0 million in the first quarter of 1998 to approximately $10.4 million in the three months ended March 31, 1999. The decrease was primarily attributable to lower revenues from the Company's payphones. Commissions as a percentage of revenues remained relatively stable at 23.0% for the three months ended March 31, 1999 as compared to 23.2% for the three months ended March 31, 1998.

      Service, maintenance and network costs increased approximately $1.3 million, or 14.5%, increasing from approximately $9.2 million in the first quarter of 1998 to approximately $10.6 million in the three months ended March 31, 1999. The increase was primarily due to the recording of approximately $0.9 million in reserves for uncollectible dial-around compensation in the first quarter of 1999 and due to the fact that costs related to the operation of payphones and administrative facilities acquired in the CCI Acquisition are included in only two of the three months of the prior year period ended March 31, 1998 due to the use of the purchase method to record the transaction.

      Depreciation and amortization expense increased approximately $0.3 million, or 3.2%, from the prior year, rising from $8.7 million in the first quarter of 1998 to approximately $9.0 million in the three months ended March 31, 1999. The increase was primarily due to the fact that costs related to the operation of payphones and administrative facilities acquired in the CCI Acquisition are included in only two of the three months of the prior year period ended March 31, 1998 due to the use of the purchase method to record the transaction.

      Selling, general and administrative expenses increased approximately $1.4 million, or 19.4%, increasing from approximately $7.3 million in the first quarter of 1998 to approximately $8.7 million in the three months ended March 31, 1999. The increase was attributable to the fact that selling, general and administrative expenses related to the operation of payphones and administrative facilities acquired in the CCI Acquisition are included in only two of the three months of the prior year period ended March 31, 1998 due to the use of the purchase method to record the transaction. The Company also experienced additional costs in the first quarter of 1999 related to the consolidation of its administrative functions into a single, larger facility in Tampa, Florida.

      The Company recognized restructuring charges during the quarter ended March 31, 1998 of approximately $0.8 million related to the integration and restructuring of the Company following the CCI Acquisition. The restructuring charges were primarily related to severance pay for terminated employees, lease termination costs and costs related to the closing of redundant facilities.

      Other income decreased approximately $42,000 or 25.8% in the first quarter of 1999 over the prior-year period, decreasing from approximately $163,000 in 1998 to approximately $121,000 in 1999. This decrease resulted primarily from a decrease in interest income resulting from lower cash balances in the Company's interest-bearing accounts in the first quarter of 1999 over the first quarter of 1998. Interest expense in the three months ended March 31, 1999 increased approximately $0.5 million, or 10.9%, increasing from approximately $4.9 million in the first quarter of 1998 to approximately $5.4 million in the first quarter of 1999. This increase resulted primarily from the incurrence of additional indebtedness in December 1998 related to transaction costs incurred in connection with the Peoples Merger and $11.5 million in long term debt incurred in the first quarter of 1999.

      The Company's effective income tax rate decreased due to uncertainties related to the realizability of income tax benefits on the Company's net operating losses.

      Net loss increased approximately $5.0 million from the prior-year period, increasing from a net loss of approximately $5.4 million in the three months ended March 31, 1998 to a net loss of approximately $10.4 million in the first quarter of 1999. Loss applicable to common shareholders increased approximately $4.7 million in the first quarter of 1999, increasing from approximately $5.7 million, or $0.67 per share, in the three months ended March 31, 1998 to approximately $10.4 million, or $0.99 per share, in the three months ended March 31, 1999.

Liquidity and Capital Resources

Cash Flows

      As of March 31, 1999, the Company had a current ratio of 1.06 to 1, as compared to a current ratio of 1.14 to 1 on December 31, 1998. The decrease was primarily attributable to an increase in current maturities of long-term debt and obligations under capital leases of approximately $5.3 million related to scheduled amortization of principal under the credit agreement entered into in connection with the Peoples Merger.

      Cash flows from investing activities totaled approximately $8.9 million in the three months ended March 31, 1999. Cash flows from investing activities consisted of capital expenditures of approximately $2.5 million for the installation of new payphone locations, approximately $1.2 million in payments for securing payphone location contracts and approximately $5.1 million for the purchase of payphone assets. The Company's investing activities in the first quarter of 1999 were financed primarily through an increase of $11.5 million in long-term debt financing.

      Cash flows from investing activities totaled approximately $115.6 million in the three months ended March 31, 1998. Cash flows from investing activities included capital expenditures of approximately $1.8 million for the installation of new payphone locations and approximately $0.9 million in payments for securing payphone location contracts. Investing activities in the first quarter of 1998 also included expenditures of approximately $11.3 million for the purchase of the assets of Indiana Telcom and approximately $101.6 million for the acquisition of Communications Central Inc. The Company's investing activities in the first quarter of 1998 were financed primarily through an increase of $120.7 million in long-term debt financing.

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

      In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements shall be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

o amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid

o prepayment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

o further limitations on permitted acquisitions as defined in the Credit Agreement through June 30, 2000

o during the period April 1, 1999 to June 30, 2000, required lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million

o the introduction of a new covenant to provide certain operating data to the Lenders on a monthly basis increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

o decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

o decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000

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

      The Company believes that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund the Company's forseeable cash requirements, including capital expenditures through December 23, 2003. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowings and the issuance of shares of the Company's Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

Impact of Inflation

      Inflation is not considered a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

      The Company's revenues from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones and type of location. Because many of the Company's payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where they are located. Most of the Company's payphones in the southeastern United States produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its payphones may in the future result in different seasonal variations in the Company's results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based on the Company's overall interest rate exposure at March 31, 1999, a ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of interest rate fluctuations and does not anticipate any material losses generated by these risks.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) See Exhibit Index.

      (b) On March 22, 1999, the Company filed a Current Report on Form 8-K, dated January 31, 1999, with the Securities and Exchange Commission, reporting the post-merger financial results of the Company following the closing of the merger with Peoples Telephone.

                                 EXHIBIT INDEX

Exhibits          Description
--------          -----------

27.1              Financial Data Schedule

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                               DAVEL COMMUNICATIONS, INC.


Date: May 17, 1999             /s/ Michael E. Hayes
                               ------------------------------------------------
                               Michael E. Hayes
                               Senior Vice President and Chief Financial Officer