Form 10-Q
period 1999-06-30
DAVEL COMMUNICATIONS INC
filed 1999-08-16
CIK 1072881

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


     For Quarter Ended: June 30, 1999      Commission File Number: 0-22610


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


                     10120 WINDHORST ROAD, TAMPA, FL 33619
                     -------------------------------------
             (Address of principal executive offices)   (Zip Code)

                Registrant's telephone number:  (813) 628-8000


                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

As of August 13, 1999, the number of shares outstanding of the Registrant`s Common Stock was 10,536,860.

PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                (In thousands, except per share and share data)


                                    ASSETS


                                                                          June 30,          December 31
                                                                            1999               1998
                                                                        -----------         -----------
CURRENT ASSETS
     Cash and cash equivalents                                          $    11,359         $    17,162
     Restricted cash                                                            790                 790
     Trade accounts receivable, net of allowance
        for doubtfull accounts of $8,487 and $5,383, respectively            26,749              30,838

     Other current assets                                                     2,170               3,694
                                                                        -----------         -----------
              Total current assets                                           41,068              52,484


PROPERTY AND EQUIPMENT                                                      129,542             130,099

LOCATION CONTRACTS                                                           31,821              34,252

GOODWILL                                                                     45,590              47,458

OTHER ASSETS                                                                  7,976               8,725
                                                                        -----------         -----------

              Total assets                                              $   255,997         $   273,018
                                                                        ===========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
     Current maturities of long-term debt and obligations
        under capital leases                                            $    19,259         $    11,525
     Accounts payable and accrued liabilities                                26,409              34,393
                                                                        -----------         -----------
               Total current liabilities                                     45,668              45,918
                                                                        -----------         -----------
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                         224,656             225,451
                                                                        -----------         -----------
SHAREHOLDERS' (DEFICIT) EQUITY
     Preferred stock - $.01 par value, 1,000,000 shares
       authorized, none issued and outstanding                                    -                   -
     Common stock - $.01 par value, 50,000,000 shares
       Authorized, 10,536,860 and 10,536,155 shares issued
       and outstanding, respectively                                            105                 105
    Additional paid-in capital                                              126,332             126,325
    Accumulated deficit                                                    (140,764)           (124,781)
                                                                        -----------         -----------
               Total shareholders' (deficit) equity                         (14,327)              1,649
                                                                        -----------         -----------
               Total liabilities and shareholders' (deficit) equity     $   255,997         $   273,018
                                                                        ===========         ===========

     The accompanying notes are an integral part of these balance sheets.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 and 1998

                (In thousands, except per share and share data)

                                                                            1999               1998
                                                                        -----------         -----------
Revenues:
     Coin calls                                                         $    29,787         $    35,171
     Non-coin calls                                                          18,396              18,890
                                                                        -----------         -----------
              Total revenues                                                 48,183              54,061
                                                                        -----------         -----------
Costs and expenses
     Telephone charges                                                       10,502              12,212
     Commissions                                                             10,275              12,290
     Field operation costs                                                   13,947              13,983
     Depreciation and amortization                                            8,347               9,954
     Selling, general and administrative                                      4,684               4,468

              Total operating costs and expenses                             47,755              52,907
                                                                        -----------         -----------
              Operating income                                                  428               1,154

Interest expense                                                             (6,110)             (5,827)

Other                                                                           194                 180
                                                                        -----------         -----------
              Loss from operations before income taxes                       (5,488)             (4,493)

Income tax benefit                                                               --                (463)
                                                                        -----------         -----------
              Net loss                                                  $    (5,488)        $    (4,030)
                                                                        ===========         ===========
Basic and diluted loss per share                                        $      (.53)        $      (.55)
                                                                        ===========         ===========
Weighted average shares outstanding                                      10,536,860           8,482,594
                                                                        ===========         ===========


       The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998

                (In thousands, except per share and share data)

                                                                            1999               1998
                                                                        -----------         -----------
Revenues:
     Coin calls                                                         $    57,819         $    65,960
     Non-coin calls                                                          35,701              35,298
                                                                        -----------         -----------
              Total revenues                                                 93,520             101,258
                                                                        -----------         -----------
Costs and expenses
     Telephone charges                                                       22,274              24,023
     Commissions                                                             20,691              23,256
     Field operation costs                                                   28,141              25,319
     Depreciation and amortization                                           17,322              18,648
     Selling, general and administrative                                      9,774               9,666
     Restructuring costs                                                         --                 825
                                                                        -----------         -----------
              Total operating costs and expenses                             98,202             101,737
                                                                        -----------         -----------
              Operating loss                                                 (4,682)               (479)

Interest expense                                                            (11,377)            (10,704)

Other                                                                           171                 343
                                                                        -----------         -----------
              Loss from operations before income taxes                      (15,888)            (10,840)

Income tax benefit                                                               --              (1,456)
                                                                        -----------         -----------
              Net loss                                                  $   (15,888)        $    (9,384)
                                                                        ===========         ===========
Basic and diluted loss per share                                        $     (1.52)        $     (1.22)
                                                                        ===========         ===========
Weighted average shares outstanding                                      10,536,860           8,467,085
                                                                        ===========         ===========


       The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 and 1998

                                (In thousands)

                                                                     1999        1998
                                                                   --------    ---------
Cash flows from operating activities
  Net loss                                                         $(15,888)   $  (9,384)
  Adjustments to reconcile net loss to cash flows
   from operating activities:
    Gain on sale of property and equipment                                -          (36)
    Depreciation and amortization                                    17,322       18,648
    Amortization of deferred financing costs                            430          393
    Deferred income taxes                                                 -          270
    Restructuring charge                                                  -          825
  Changes in assets and liabilities, net of
   effects from acquisitions
    Accounts receivable                                               4,089      (14,878)
    Note receivable                                                       -          189
    Other assets                                                      1,285       (5,269)
    Accounts payable and accrued liabilities                         (7,984)       5,408
                                                                   --------    ---------

      Net cash flows used in operating activities                      (746)      (3,834)
                                                                   --------    ---------

Cash flows from investing activities
  Capital expenditures                                               (6,785)      (7,122)
  Proceeds from sale of property and equipment                            -           51
  Increase in other investing assets                                      -       (1,606)
  Purchase of payphone assets, net of cash acquired                  (5,123)        (215)
  Purchase of Indiana Telcom, net of cash acquired                        -      (11,317)
  Purchase of Communications Central Inc., net of cash acquired           -     (101,644)
                                                                   --------    ---------
      Net cash flows used in investing activities                   (11,908)    (121,853)
                                                                   --------    ---------

Cash flows from financing activities
  Proceeds from long-term debt                                       11,500      120,700
  Payments on long-term debt                                         (4,316)     (34,829)
  Principal payments under capital lease obligations                   (245)        (451)
  Proceeds from sale of common stock                                      -       28,517
  Repurchase of preferred stock rights                                  (95)           -
  Issuance of common stock through stock options and warrants             7            7
                                                                   --------    ---------

      Net cash flows provided by financing activities                 6,851      113,944
                                                                   --------    ---------

      Net decrease in cash and cash equivalents                      (5,803)     (11,743)

Cash and cash equivalents, beginning of period                       17,162       25,401
                                                                   --------    ---------

Cash and cash equivalents, end of period                           $ 11,359    $  13,658
                                                                   ========    =========

       The accompanying notes are an integral part of these statements.

                  Davel Communications, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                 June 30, 1999
                                  (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and six month periods ended June 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

1. DESCRIPTION OF BUSINESS
   -----------------------

Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 (the "Peoples Merger"), of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. ("Peoples Telephone"). As a result of the Peoples Merger, the Company is the largest independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of payphones in 43 states and the District of Columbia, and provides operator services to these payphones. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 32 dispersed geographic locations.

Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, the Peoples Merger was consummated on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples Telephone common stock was converted into the right to receive 0.235 common shares of the Company and resulted in the issuance of 3,812,810 shares of common stock to the common shareholders of Peoples Telephone. In addition, the outstanding shares of Peoples Telephone's Series C Preferred Stock and accrued Preferred Stock dividends were converted into 892,977 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the financial statements of the Company have been restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception. For periods preceding the merger, there were no intercompany transactions that required elimination from the combined consolidated results of operations.

Selected financial information for the combining entities included in the consolidated statement of operations for the periods ended June 30, 1998 is as follows:

                            Three Months Ended         Six Months Ended
                              June 30, 1998              June 30, 1998
                            ------------------         ----------------
Total revenues
  Davel                           $ 24,707                  $  44,010
  Peoples                           29,354                     57,248
                                  --------                  ---------
    Combined                      $ 54,061                  $ 101,258
                                  ========                  =========
Net loss
  Davel                           $   (636)                 $  (1,970)
  Peoples                           (3,394)                    (7,414)
                                  --------                  ---------
    Combined                      $ (4,030)                 $  (9,384)
                                  ========                  =========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Reclassification
----------------

Certain reclassifications have been made to conform to the 1999 presentation.

3. ACQUISITION
   -----------

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
                                ---------
                                $ 109,117
                                =========

4. LONG TERM DEBT
   --------------

On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two small acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements were delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

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

The First Amendment also limits capital expenditures and requires the payment of an amendment fee equal to each Lender's commitment multiplied by 0.35%.

In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of June 30, 1999, the Company has two interest rate swap agreements with an aggregate notional amount of $23 million with a termination date of March 2001. The interest rate swaps require the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (5.4% as of June 30, 1999). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

As of June 30, 1999, the Company has two interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contract that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

5. NON-RECURRING AND RESTRUCTURING COSTS
   -------------------------------------

In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814,000 in 1998. These costs include legal fees, investment banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325,000 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a writedown of the value of the former Peoples headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes reserves utilized during the quarter ended June 30, 1999.

                                       Facility      Employee                  Merger
                                       Closing     Termination                 Closing
                                        Costs         Costs         Other       Costs         Total
                                       --------    -----------      -----      --------       -----
Non-recurring and restructuring
 charge at March 31, 1999               $  754        $  205        $  787       $  414       $  2,160
Utilized during quarter ended
  June 30, 1999                           (119)         (205)         (787)        (414)        (1,525)
                                        ------        ------        ------       ------       --------
Remaining reserve at June 30, 1999      $  635        $    -        $    -       $    -       $    635
                                        ======        ======        ======       ======       ========

6. PROVISION FOR DIAL-AROUND COMPENSATION
   --------------------------------------

On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telecommunications Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXCs") would be required to compensate payphone service providers ("PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. After the first two years of per-call compensation, the market-based local coin rate, adjusted for certain costs defined by the FCC as $0.066 per call, was to be the surrogate for the per-call rate for 800 subscriber and access code calls. These new rule provisions were made effective as of October 7, 1997.

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

The Company recorded dial-around compensation revenue of approximately $10.7 million, $20.7 million, $8.3 million and $17.5 million for the three and six month periods ended June 30, 1999 and 1998, respectively.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telecommunications Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecommunications Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.238 per call constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.


7.  COMPREHENSIVE LOSS
    ------------------

For the quarters ended June 30, 1999 and 1998, comprehensive loss was $5,488 and $4,647, respectively. For the six months ended June 30, 1999 and 1998, comprehensive loss was $15,888 and $9,874, respectively. The Company's adjustment to comprehensive loss consists solely of unrealized losses on the Company's available-for-sale securities.


8.  EARNINGS PER SHARE:
    -------------------

For the quarters ended June 30, 1999 and 1998, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128. In accordance with SFAS No. 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share (in thousands, except per share and share data):

                                       For the three months ended June 30,
                                               1999            1998
                                               ----            ----
Loss from continuing operations          $    (5,488)     $   (4,030)
Deduct:
Preferred stock dividend requirements            (95)           (597)
Preferred stock issuance cost accretion            -             (39)
                                         -----------      ----------
Loss applicable to common shareholders   $    (5,583)     $   (4,666)
                                         ===========      ==========
Weighted average common shares
  outstanding                             10,536,860       8,482,594
                                         ===========      ==========
Basic and diluted loss per share         $      (.53)     $     (.55)
                                         ===========      ==========

                                         For the six months ended June 30,
                                               1999            1998
                                               ----            ----
Loss from continuing operations          $   (15,888)     $   (9,384)
Deduct:
Preferred stock dividend requirements            (95)           (859)
Preferred stock issuance cost accretion            -             (78)
                                         -----------      ----------
Loss applicable to common shareholders   $   (15,983)     $  (10,321)
                                         ===========      ==========
Weighted average common shares
  outstanding                             10,536,860       8,467,085
                                         ===========      ==========
Basic and diluted loss per share         $     (1.52)     $    (1.22)
                                         ===========      ==========

Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.


9.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

The Financial Accounting Standards Board recently issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for one year, two fiscal years beginning after June 15, 2000 and thus the Company will adopt SFAS No. 133 at that time. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

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


General

     On December 23, 1998, the Company and Peoples Telephone merged in a transaction accounted for as a pooling-of-interests. As such, the results of both companies have been restated as if they had been combined for all periods presented.

     On February 3, 1998 the Company completed its acquisition of Communications Central Inc. ("CCI") in a transaction accounted for by the purchase method, and accordingly the results of operations of CCI are included in the Company's consolidated statement of operations from the date of acquisition.

     During the second quarter of 1999, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

     If the non-coin call is handled by a long distance company on a commission basis, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long distance company.
During the second quarter, the Company converted certain non-coin calls placed from a majority of its payphones that were being carried by its switch or unbundled services arrangements to the Sprint network. Under its agreement with Sprint, the Company receives commission revenues on operator service calls, enhanced compensation for dial-around calls carried over the Sprint network and revenues for marketing certain Sprint products on its payphones.

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives non-coin revenue from certain local exchange carriers ("LECs") for intraLATA non-coin calls.

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and field operation costs. Telephone charges consist of payments made by the Company to local access providers for local access and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Field operation costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's long distance network and general and administrative costs related to the Company's network of 32 divisional offices.


Regulatory Impact on Revenue

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $.25 to $.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In 1998 and through the second quarter of 1999, the Company experienced lower average coin call volumes on its payphones than in prior periods, resulting from the increased rates, increased competition from wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.


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

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $.24 rate recently ordered by the FCC and subsequent appeals to the courts, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     For the three months ended June 30, 1999, total revenues decreased approximately $5.9 million, or 10.9%, from approximately $54.1 million in the three months ended June 30, 1998 to approximately $48.2 million in the same period of 1999. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin rates, the growth in wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Coin call revenues decreased approximately $5.4 million, or 15.3%, from approximately $35.2 million in the second quarter of 1998 to approximately $29.8 million in the second quarter of 1999. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin rates, see "Local Coin Rates" above, increased competition from wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Non-coin call revenues decreased approximately $0.5 million or 2.6 %, from approximately $18.9 million in the three months ended June 30, 1998 to approximately $18.4 million in the three months ended June 30, 1999. The decrease in non-coin call revenues was primarily attributable to a decrease in long distance calls routed through the Company's switch and presubscribed long distance carriers, partially offset by an increase in dial-around call traffic from the Company's payphones. Dial-around call revenue increased approximately $2.4 million, from approximately $8.3 million in the three months ended June 30, 1998 to approximately $10.7 million in the second quarter of 1999. While dial-around call revenues increased during the period, other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $2.9 million, from approximately $10.6 million in the second quarter of 1998 to approximately $7.7 million in the three months ended June 30, 1999. The decrease in operator service calls was primarily due to increased dial-around call traffic and increased competition from wireless calling alternatives.

     Telephone charges decreased approximately $1.7 million, or 14.0%, from approximately $12.2 million in the second quarter of 1998 to approximately $10.5 million in the three months ended June 30, 1999. The decrease was primarily due to more favorable contracts with LECs and Competitive Local Exchange Carriers for local line access. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $2.0 million, or 16.4%, from approximately $12.3 million in the second quarter of 1998 to approximately $10.3 million in the three months ended June 30, 1999. The decrease was primarily attributable to lower revenues from the Company's payphones. Commissions as a percentage of revenues decreased to 21.3% for the three months ended June 30, 1999 as compared to 22.7 % for the three months ended June 30, 1998. The decrease in commissions as a percentage of revenues was primarily attributable to increases in certain types of non-coin call revenues that are excluded from commission calculations on a portion of the Company's location agreements.

     Field operation costs remained relatively stable at approximately $13.9 million in the three months ended June 30, 1999. The Company increased the average number of dial-around calls recorded from 131 calls per phone per month in the second quarter of 1998 to 175 calls per phone per month in the second quarter of 1999. In connection with the increased number of dial-around calls recorded in 1999, the Company began recording additional reserves for uncollectible dial-around compensation. Before the effect of the reserve for uncollectible dial-around receivables in the second quarter of 1999, field operation costs would have been approximately $1.5 million lower than the second quarter of 1998.

     Depreciation and amortization expense decreased approximately $1.6 million, or 16.1%, from the prior year, from $10.0 million in the second quarter of 1998 to approximately $8.3 million in the three months ended June 30, 1999. The decrease was primarily due to reduced goodwill amortization as a result of the finalization of purchase price accounting in the fourth quarter of 1998 related to the acquisition of CCI, and a reduction in depreciation related to payphones that became fully depreciated over the course the last year.

     Selling, general and administrative expenses increased approximately $0.2 million, or 4.8 %, from approximately $4.5 million in the second quarter of 1998 to approximately $4.7 million in the three months ended June 30, 1999. The increase was attributable to approximately $0.1 million in severance pay to terminated employees and additional costs in the second quarter of 1999 related to the consolidation of the Company's administrative functions into its corporate offices in Tampa, Florida.

     Other income remained relatively stable, increasing only $0.1 million in the second quarter of 1999. Interest expense in the three months ended June 30, 1999 increased approximately $0.3 million, or 4.9%, compared to the prior-year period, from approximately $5.8 million in 1998 to approximately $6.1 million in the second quarter of 1999. This increase resulted primarily from the incurrence of additional indebtedness in December 1998 related to transaction costs incurred in connection with the Peoples Merger and additional borrowings in the first quarter of 1999 related to the acquisition of the assets of two payphone companies totaling approximately $5.1 million.

     Net loss increased approximately $1.5 million from the prior-year period, from a net loss of approximately $4.0 million in the three months ended June 30, 1998 to a net loss of approximately $5.5 million in the second quarter of 1999. Loss applicable to common shareholders increased approximately $0.9 million in the second quarter of 1999, from a loss of approximately $4.7 million, or $0.55 per share, in the three months ended June 30, 1998, to a loss of approximately $5.6 million, or $0.53 per share, in the three months ended June 30, 1999. The Company made a redemption payment to shareholders of record on April 19, 1999 of approximately $0.1 million in connection with the termination of its preferred share purchase rights plan in April 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

For the six months ended June 30, 1999, total revenues decreased approximately $7.7 million, or 7.6%, from approximately $101.3 million in the six months ended June 30, 1998 to approximately $93.5 million in the same period of 1999. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from the higher coin rates, growth in wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Coin call revenues decreased approximately $8.1 million, or 12.3%, from approximately $66.0 million in the first two quarters of 1998 to approximately $57.8 million in the first six months of 1999. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin rates, increased competition from wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Non-coin call revenues increased approximately $0.4 million or 1.1 %, from approximately $35.3 million in the six months ended June 30, 1998 to approximately $35.7 million in the six months ended June 30, 1999. The increase in non-coin call revenues was primarily attributable to an increase in dial-around call traffic from the Company's payphones, partially offset by a decrease in long distance calls routed through the Company's switch and presubscribed long distance carriers. Dial-around call revenue increased approximately $3.2 million, from approximately $17.5 million in the six months ended June 30, 1998 to approximately $20.7 million in the first two quarters of 1999. While dial-around call revenues increased during the period, other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $2.8 million, from approximately $17.8 million in the first two quarters of 1998 to approximately $15.0 million in the six months ended June 30, 1999. The decrease in operator service calls was primarily due to increased dial-around call traffic and increased competition from wireless calling alternatives.

     Telephone charges decreased approximately $1.7 million, or 7.3%, decreasing from approximately $24.0 million in the six months ended June 30, 1998 to approximately $22.3 million in the six months ended June 30, 1999. The decrease was primarily due to more favorable contracts with LECs and Competitive Local Exchange Carriers for local line access. The company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $2.6 million, or 11.0%, from approximately $23.3 million in the first two quarters of 1998 to approximately $20.7 million in the six months ended June 30, 1999. The decrease was primarily attributable to lower revenues from the Company's payphones. Commissions as a percentage of revenues decreased to 22.1% for the six months ended June 30, 1999 as compared to 23.0% for the prior year period. The decrease in commissions as a percentage of revenues was primarily attributable to increases in certain types of non-coin call revenues that are excluded from commission calculations on a portion of the Company's location agreements.

     Field operation costs increased approximately $2.8 million, or 11.1%, from approximately $25.3 million in the first two quarters of 1998 to approximately $28.1 million in the six months ended June 30, 1999. The Company increased the average number of dial-around calls recorded from 131 calls per phone per month in the first and second quarters of 1998 to 175 calls per phone per month in the comparable period in 1999. In connection with the increased number of dial-around calls recorded in 1999, the Company began recording additional reserves for uncollectible dial-around compensation. For the first six months of 1999, the Company recorded approximately $2.6 million more in reserves for uncollectible dial-around compensation than in the same period of 1998. Before the effect of the reserve for uncollectible dial-around receivables in 1999, field operation costs would have been approximately $0.2 million higher than the first six months of 1998. Field operation costs for the first half of 1998 include field operation costs related to the operation of CCI's payphones only since the date of acquisition in February 1998.

     Depreciation and amortization expense decreased approximately $1.3 million, or 7.1%, from the prior year, from $18.6 million in the first two quarters of 1998 to approximately $17.3 million in the six months ended June 30, 1999. The decrease was primarily due to reduced goodwill amortization as a result of the finalization of purchase price accounting in the fourth quarter of 1998 related to the acquisition of CCI, and a reduction in depreciation related to payphones that became fully depreciated over the course the last year.

     Selling, general and administrative expenses increased approximately $0.1 million, or 1.1 %, from approximately $9.7 million in the first half of 1998 to approximately $9.8 million in the six months ended June 30, 1999. The increase was attributable to the fact that selling, general and administrative expenses related to the operation of payphones and administrative facilities acquired in the CCI Acquisition are included in only five of the six months of the prior year period due to the use of the purchase method to record the transaction. The Company also experienced additional costs in the first half of 1999 related to the consolidation of its administrative functions into its corporate offices in Tampa, Florida.

     The Company recognized restructuring charges during the six months ended June 30, 1998 of approximately $0.8 million related to the integration and restructuring of the Company following the CCI Acquisition. The restructuring charges were primarily related to severance pay for terminated employees, lease termination costs and costs related to the closing of redundant facilities.

     Other income remained relatively stable, increasing only $0.1 million in the first two quarters of 1999. Interest expense in the six months ended June 30, 1999 increased approximately $0.9 million, or 8.3%, compared to the prior-year period, from approximately $10.7 million in 1998 to approximately $11.6 million in the first two quarters of 1999. This increase resulted primarily from the incurrence of additional indebtedness in December 1998 related to transaction costs incurred in connection with the Peoples Merger and additional borrowings in the first quarter of 1999 related to the acquisition of the assets of two payphone companies totaling approximately $5.1 million.

     Net loss increased approximately $6.5 million from the prior-year period, from a net loss of approximately $9.4 million in the six months ended June 30, 1998 to a net loss of approximately $15.9 million in the first half of 1999. Loss applicable to common shareholders increased approximately $5.7 million in the first six months of 1999, from a loss of approximately $10.3 million, or $1.22 per share, in the six months ended June 30, 1998 to a loss of approximately $16.0 million, or $1.52 per share, in the six months ended June 30, 1999. The Company made a redemption payment to shareholders of record on April 19, 1999 of approximately $0.1 million in connection with the termination of its preferred share purchase rights plan in April 1999.

Liquidity and Capital Resources

Cash Flows

     As of June 30, 1999, the Company had a current ratio of .90 to 1, as compared to a current ratio of 1.14 to 1 on December 31, 1998. The decrease was primarily attributable to an increase in current maturities of long-term debt and obligations under capital leases of approximately $7.7 million related to scheduled amortization of principal under the credit agreement entered into in connection with the Peoples Merger, a decrease of $5.8 million in cash and cash equivalents and a decrease of $4.1 million in accounts receivable.

     Cash flows used in investing activities totaled approximately $11.9 million in the six months ended June 30, 1999. Cash flows used in investing activities consisted of capital expenditures of approximately $6.8 million for the installation of new payphone locations and payments for securing payphone location contracts, and approximately $5.1 million for the acquisition of the assets of two payphone companies during the period. The Company's investing activities in the first two quarters of 1999 were financed primarily through long-term debt financing and cash reserves.

     Cash flows from investing activities totaled approximately $121.8 million in the six months ended June 30, 1998. Cash flows from investing activities included capital expenditures of approximately $7.1 million for the installation of new payphone locations and payments for securing payphone location contracts. Investing activities in the first two quarters of 1998 also included expenditures of approximately $11.3 million for the purchase of the assets of Indiana Telcom and approximately $101.6 million for the acquisition of Communications Central Inc. The Company's investing activities in the first two quarters of 1998 were financed primarily through a net increase of $85.9 million in long-term debt financing and $28.5 million in proceeds from the issuance of common stock.

Credit Agreement

     In connection with the merger with Peoples Telephone on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent") and the other lenders named therein. The Senior Credit Facility provides for borrowings by Davel from time to time of up to $280.0 million for working capital and other corporate purposes.

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

     The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility), plus a margin based on leverage.

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

     In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements were delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

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

     The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to each Lender's commitment multiplied by 0.35%.

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

  The Company believes that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund the Company's forseeable cash requirements, including capital expenditures through December 31, 2003. The Company also believes that it will be able to fund any future acquisitions through a combination of cash generated from operations, additional borrowings and the issuance of shares of the Company's Common Stock. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

Impact of Inflation

     Inflation is not considered a material factor affecting the Company's business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

     The Company's revenues from its payphone operation regions are affected by seasonal variations, geographic distribution of payphones and type of location. Because many of the Company's payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where they are located. Most of the Company's payphones in the southeastern United States produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its payphones may in the future result in different seasonal variations in the Company's results.

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

Based on the Company's overall interest rate exposure at June 30, 1999, a ten percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company. The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of interest rate fluctuations and does not anticipate any material losses generated by these risks.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 EXHIBIT INDEX

Exhibits            Description
--------            -----------

10.1 First Amendment to Credit Agreement and Consent and Waiver, dated as of April 8, 1999, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto.

27.1      Financial Data Schedule

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                               DAVEL COMMUNICATIONS, INC.




Date:  August 16, 1999           /s/ Michael E. Hayes
                               -----------------------------
                               Michael E. Hayes
                               Senior Vice President and Chief Financial Officer