Form 10-Q
period 1999-09-30
DAVEL COMMUNICATIONS INC
filed 1999-11-12
CIK 1072881

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


     For Quarter Ended: September 30, 1999 Commission File Number: 0-22610


                          DAVEL COMMUNICATIONS, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                       37-1064777
              --------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                             I.D. No.)


            10120 WINDHORST ROAD, TAMPA, FL                    33619
        ----------------------------------------             ----------
        (Address of principal executive offices)             (Zip Code)

                 Registrant`s telephone number:  (813) 628-8000


                           ________________________


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X    Yes       No
                                   -------    ------

As of November 8, 1999, the number of shares outstanding of the Registrant`s Common Stock was 10,846,176.

Part I - Financial Information

Item 1.  Financial Statements

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)
                (In thousands, except per share and share data)

                                                                 September 30,                 December 31,
                        ASSETS                                       1999                          1998
                                                                 -------------                 ------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  14,137                    $  17,162
     Restricted cash                                                       -                          790
     Trade accounts receivable, net of allowance
       for doubtful accounts of $9,248 and $5,383,
       respectively                                                   24,523                       30,838
     Other current assets                                              8,752                        9,698
                                                                   ---------                    ---------
         Total current assets                                         47,412                       58,488

PROPERTY AND EQUIPMENT                                               113,982                      124,095

LOCATION CONTRACTS                                                    20,663                       34,252

GOODWILL                                                               6,725                       47,458

OTHER ASSETS                                                           6,564                        8,725
                                                                   ---------                    ---------
         Total assets                                              $ 195,346                    $ 273,018
                                                                   =========                    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt and
       obligations under capital leases                            $  21,680                    $  11,525
     Accounts payable and  accrued  liabilities                       25,986                       34,393
                                                                   ---------                    ---------
          Total current liabilities                                   47,666                       45,918

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                  215,272                      225,451

OTHER LONG-TERM LIABILITIES                                              416                            -
                                                                   ---------                    ---------
SHAREHOLDERS' (DEFICIT) EQUITY
     Preferred stock - $.01 par value, 1,000,000
       shares authorized, none issued and
       outstanding                                                         -                            -
     Common stock - $.01 par value, 50,000,000
       shares Authorized, 10,731,060 and 10,536,155
       shares issued and outstanding, respectively                       107                          105
     Additional paid-in capital                                      127,116                      126,325
     Accumulated deficit                                            (195,231)                    (124,781)
                                                                   ---------                    ---------
           Total shareholders' (deficit) equity                      (68,008)                       1,649
                                                                   ---------                    ---------
           Total liabilities and shareholders'
            (deficit) equity                                       $ 195,346                    $ 273,018
                                                                   =========                    =========


     The accompanying notes are an integral part of these balance sheets.

               DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

                (In thousands, except per share and share data)


                                                                          1999            1998
                                                                          ----            ----
     Revenues

          Coin calls                                                  $    28,466      $   34,692

          Non-coin calls                                                   18,081          19,498
                                                                      -----------      ----------

               Total revenues                                              46,547          54,190
                                                                      -----------      ----------

     Costs and expenses

          Telephone charges                                                 6,772          12,020

          Commissions                                                      10,287          12,222

          Field operation costs                                            11,654          13,467

          Depreciation and amortization                                     9,126           9,766

          Asset valuation charge and other charges                         51,224               -

          Selling, general and administrative                               5,773           5,132
                                                                      -----------     -----------

                         Total operating costs and  expenses               94,836          52,607
                                                                      -----------     -----------

                         Operating (loss) income                          (48,289)          1,583

     Interest expense                                                      (5,859)         (5,294)

     Other                                                                   (319)           (192)
                                                                      -----------     -----------


                    Loss from operations before income taxes              (54,467)         (3,903)


     Income tax benefit                                                         -               -
                                                                      -----------     -----------

                    Net loss                                              (54,467)         (3,903)

     Preferred stock dividend and cost accretion                                -            (363)
                                                                      -----------     ------------


     Loss applicable to common shareholders                           $   (54,467)    $    (4,266)
                                                                      ===========     ===========

     Basic and diluted loss per share                                 $     (5.11)    $      (.44)
                                                                      ===========     ===========

     Weighted average shares outstanding                               10,648,324       9,590,482
                                                                      ===========     ===========




        The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                (in thousands, except per share and share data)

                                                                            1999               1998
                                                                        -----------          ----------
Revenues:

     Coin calls                                                         $    86,285          $  100,652

     Non-coin calls                                                          53,782              54,796
                                                                        -----------          ----------

              Total revenues                                                140,067             155,448
                                                                        -----------          ----------

Cost and Expenses:

     Telephone charges                                                       29,046              36,043

     Commissions                                                             30,978              35,478

     Field operation costs                                                   39,795              38,786

     Depreciation and amortization                                           26,448              28,414

     Asset valuation charge and other charges                                51,224                 825

     Selling, general and administrative                                     15,547              14,798
                                                                        -----------          ----------

                Total operating costs and expenses                          193,038             154,344
                                                                        -----------          ----------

                Operating (loss)  income                                    (52,971)              1,104

Interest expense                                                            (17,236)            (15,998)

Other                                                                          (148)                151
                                                                        -----------          ----------

                Loss from operations before income taxes                    (70,355)            (14,743)


Income tax benefit                                                                -              (1,456)
                                                                        -----------          ----------

                Net loss                                                $   (70,355)         $  (13,287)

Preferred stock dividend and cost accretion                                     (95)             (1,300)
                                                                        -----------          ----------

Loss applicable to common shareholders                                  $   (70,450)         $  (14,587)
                                                                        ===========          ==========

Basic and diluted loss per share                                        $     (6.66)         $    (1.65)
                                                                        ===========          ==========

Weighted average shares outstanding                                      10,574,012           8,841,472
                                                                        ===========          ==========

       The accompanying notes are an integral part of these statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
                                (in thousands)

                                                                            1999                1998
                                                                        -----------          ----------
Cash flows from operating activities

     Net loss                                                           $   (70,355)         $  (13,287)

     Adjustments to reconcile net loss to cash flows

       from operating activities:

         Gain on sale of property and equipment                                   -                 (36)

         Depreciation and amortization                                       26,448              28,414

         Amortization of deferred financing costs                               719                 393

         Deferred income taxes                                                    -                 192

         Asset valuation charge and other charges                            51,224                 825

         Stock based compensation                                               786

     Changes in assets and liabilities, net of

       effects from acquisitions:

         Restricted Cash                                                        790

         Accounts receivable                                                  6,315              (9,233)

         Notes receivable                                                         -                 132

         Other                                                               (2,205)             (5,895)

         Accounts payable and accrued liabilities                            (9,517)                368
                                                                         ----------           ---------

              Net cash flows provided by operating activities                 4,205               1,873
                                                                         ----------           ---------
Cash flows from investing activities

     Capital expenditures                                                    (4,551)            (12,321)

     Proceeds from sale of property and equipment                             2,140                  51

     Increase in other investing assets                                           -              (1,606)

     Purchase of payphone assets, net of cash acquired                       (5,123)           (115,951)
                                                                         ----------           ---------

              Net cash flows used in investing activities                    (7,534)           (129,827)
                                                                         ----------           ---------

Cash flows from financing activities

     Proceeds from long-term debt                                            11,500             129,000

     Payments on long-term debt                                             (10,718)            (44,522)

     Principal payments under capital lease obligations                        (390)               (577)

     Repurchase of preferred stock rights                                       (95)                  -

     Increase in other financing activities                                       -              28,708

     Issuance of common stock through stock options and warrants                  7                   8
                                                                         ----------           ---------

              Net cash flows provided by financing activities                   304             112,617
                                                                         ----------           ---------

              Net decrease in cash and cash equivalents                      (3,025)            (15,337)

Cash and cash equivalents, beginning of period                               17,162              25,401
                                                                         ----------           ---------

Cash and cash equivalents, end of period                                $    14,137          $   10,064
                                                                         ==========           =========

       The accompanying notes are an integral part of these statements.

                  Davel Communications, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                  (Unaudited)
                 (In thousands except per share and share data)

The accompanying unaudited consolidated financial statements have been prepared by the Company and include the accounts of its subsidiaries. These statements reflect all adjustments, consisting of only normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of financial results for the three and nine month periods ended September 30, 1999 and 1998, in accordance with generally accepted accounting principles for interim financial reporting. Certain information and footnote disclosures normally included in audited financial statements have been omitted pursuant to such rules and regulations. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1998 and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for the full year.

1. DESCRIPTION OF BUSINESS
   -----------------------

Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 (the "Peoples Merger"), of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. ("Peoples Telephone"). As a result of the Peoples Merger, the Company is the largest independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of payphones in 43 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 30 dispersed geographic locations.

Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, the Peoples Merger was consummated on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples Telephone common stock was converted into the right to receive 0.235 common shares of the Company and resulted in the issuance of 3,812,810 shares of common stock to the common shareholders of Peoples Telephone. In addition, the outstanding shares of Peoples Telephone's Series C Preferred Stock and accrued Preferred Stock dividends were converted into 892,977 shares of common stock. The Peoples Merger transaction has been accounted for as a pooling of interests, and accordingly, the financial statements of the Company have been restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception.

For periods preceding the merger, there were no intercompany transactions that required elimination from the combined consolidated results of operations.

Selected financial information for the combining entities included in the consolidated statement of operations for the periods ended September 30, 1998 is as follows:

                                               Three Months Ended     Nine Months Ended
                                               September 30, 1998     September 30, 1998
Total revenues
    Davel                                            $25,173              $ 69,183
    Peoples                                           29,017                86,265
                                                     -------              --------
        Combined                                     $54,190              $155,448
                                                     =======              ========
Net loss applicable to common shareholders
    Davel                                            $  (754)             $ (2,724)
    Peoples                                           (3,512)              (11,863)
                                                     -------              --------
        Combined                                     $(4,266)             $(14,587)
                                                     =======              ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ------------------------------------------
Reclassification

Certain reclassifications have been made to conform to the 1999 presentation.

3. ACQUISITION
   -----------
On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $2.2 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition was being amortized over fifteen years using straight-line amortization. The allocation of the purchase price of the CCI Acquisition is summarized as follows:

Working capital                  $  8,892
Property and equipment, net        46,119
Goodwill                           42,541
Identifiable intangible assets     11,565
                                 --------
                                 $109,117
                                 ========

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

In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of September 30, 1999, the Company has two interest rate swap agreements with an aggregate notional amount of approximately $22 million with a termination date of March 2001. The interest rate swaps require the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (5.51% as of September 30, 1999). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

As of September 30, 1999, the Company has interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contract that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

5. ASSET VALUATION AND OTHER CHARGES
   ---------------------------------

During the three months ended September 30, 1999, the Company recorded a $48.9 million charge for impaired goodwill and certain other identifiable intangibles related to the 1998 CCI acquisition. The charge was based on a review of long-lived assets and intangibles in connection with the provisions of the Statement of Financial Accounting Standards No. 121. The Company considered continued operating losses and lower cash flow than expected related to the payphones acquired in the CCI Acquisition to be the primary indicator of potential impairment. Based on the Company's estimate of discounted future cash flows, the carrying values of these assets were written down to the Company's estimate of fair value. Considerable management judgement is necessary to estimate discounted future cash flows.

During the three months ended September 30, 1999, the Company sold the former corporate offices of Peoples Telephone in Miami, Florida for approximately $2.2 million and recognized a loss of approximately $1.0 million. This item is classified within Asset valuation and other charges in the consolidated statement of operations for the three and nine months ended September 30, 1999.

The Asset valuation charge also includes approximately $1.3 million for the disposal of fixed assets.

In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs included legal fees, investment banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a writedown of the value of the former Peoples headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes reserves utilized during the quarter ended September 30, 1999.

                               Facility     Employee            Merger
                               Closing    Termination           Closing
                                Costs        Costs      Other   Costs     Total
                               -------    -----------   -----   -------   -----
Non-recurring and
 restructuring charge at
 June 30, 1999                  $ 635     $     0       $ 0      $    0   $ 635

Utilized during quarter
 ended September 30, 1999        (551)          0         0           0    (551)
                               ------------------------------------------------
Remaining reserve at
 September 30, 1999             $  84     $     -       $ -      $    -   $  84
                               ======     =======       ===      ======   =====

A non-recurring charge of approximately $1.7 million relating to the departure of the Company's former Chief Executive Officer, as well as certain other executives of the Company, was recorded during the three months ended September 30, 1999, and is classified within selling, general, and administrative expenses. All payments required under the related agreements were made through issuance of the Company's common stock, with approximately $0.8 million made during the quarter and approximately $0.9 million made primarily in October 1999.


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

In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. This new rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 per call. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

Subsequent to entry of the 1999 Payphone Order by the FCC, several parties have filed petitions for administrative reconsideration by the FCC and judicial review by the U.S. Court of Appeals for the District of Columbia Circuit, seeking to modify certain provisions of the 1999 Payphone Order. The primary thrust of these petitions is to have the Court or the FCC increase or decrease the dial around compensation rate prescribed in the 1999 Payphone Order. The petitions are presently pending and awaiting further action by the Court and the FCC, with a decision expected to occur sometime during the first quarter of 2000. While the Company believes that a further reduction in the dial around rate is unlikely as a result of these proceedings, the Company is currently unable to predict their outcome with any degree of certainty.

The Company recorded dial-around compensation revenue of approximately $10.5 million, $31.2 million, $9.3 million and $26.8 million for the three and nine-month periods ended September 30, 1999 and 1998, respectively.

The Company's counsel, Rammelkamp, Bradney, Kuster, Fritsche & Lindsay, P.C., is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.238 per call constitutes the Company's position of the currently applicable level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

7.  COMPREHENSIVE LOSS
    ------------------

For the quarters ended September 30, 1999 and 1998, comprehensive loss was $54,467 and $4,276, respectively. For the nine months ended September 30, 1999 and 1998, comprehensive loss was $70,355 and $14,150 respectively. The Company's adjustment to comprehensive loss consists solely of unrealized losses on the Company's available-for-sale securities.

8.  EARNINGS PER SHARE:
    -------------------

For the quarters ended September 30, 1999 and 1998, the treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

9.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

The Financial Accounting Standards Board recently issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delays the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000 and thus the Company will adopt SFAS No. 133 at that time. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

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

     During the third quarter of 1999, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphones. Coin call revenues are recorded in the amount of coins collected from the payphones.

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

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. The Company also derives non-coin call revenue from certain local exchange carriers ("LECs") for intraLATA non-coin calls.

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and field operation costs. Telephone charges consist of payments made by the Company to local access providers for local access and use of their networks. Commission expense represents payments to owners of locations where the Company's payphones are installed. Field operation costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's long distance network and general and administrative costs related to the Company's network of 30 divisional offices.

Regulatory Impact on Revenue

Local Coin Call Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $.25 to $.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In 1998 and through the third quarter of 1999, the Company experienced lower average coin call volumes on its payphones than in prior periods, resulting from the increased rates, increased competition from wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

     Subsequent to entry of the 1999 Payphone Order by the FCC, several parties have filed petitions for administrative reconsideration by the FCC and judicial review by the U.S. Court of Appeals for the District of Columbia Circuit, seeking to modify certain provisions of the 1999 Payphone Order. The primary thrust of these petitions is to have the Court or the FCC increase or decrease the dial around compensation rate prescribed in the 1999 Payphone Order. The petitions are presently pending and awaiting further action by the Court and the FCC, with a decision expected to occur sometime during the first quarter of 2000. While the Company believes that a further reduction in the dial around rate is unlikely as a result of these proceedings, the Company is currently unable to predict their outcome with any degree of certainty.

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

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increased dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecommunications Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $.24 rate recently ordered by the FCC and subsequent appeals to the courts, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     For the three months ended September 30, 1999, total revenues decreased approximately $7.6 million, or 14.1%, from approximately $54.2 million in the third quarter of 1998 to approximately $46.5 million in the same period of 1999. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin call rates, the growth in wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Coin call revenues decreased approximately $6.2 million, or 17.9%, from approximately $34.7 million in the third quarter of 1998 to approximately $28.5 million in the third quarter of 1999. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin rates, see "Local Coin Call Rates" above, increased competition from wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Non-coin call revenues decreased approximately $1.4 million or 7.3%, from approximately $19.5 million in the third quarter of 1998 to approximately $18.1 million in the three months ended September 30, 1999. The decrease in non-coin call revenues was primarily attributable to a decrease in long distance calls, partially offset by an increase in dial-around call traffic from the Company's payphones and advertising revenues. Dial-around call revenue increased approximately $1.2 million, from approximately $9.3 million in the three months ended September 30, 1998 to approximately $10.5 million in the third quarter of 1999. While dial-around call revenues increased during the period, other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $3.7 million, from approximately $10.1 million in the third quarter of 1998 to approximately $6.4 million in the three months ended September 30, 1999. The decrease in operator service revenue was primarily due to Davel moving long distance call traffic from its switch to Sprint. Davel previously recorded gross call revenues in non-coin call revenues and expenses related to these revenues in field operation costs. Under the agreement with Sprint, Davel records net revenues derived from long distance calls reflecting the commission paid to the company by Sprint on such calls. In addition, increased dial-around call traffic and increased competition from wireless calling alternatives have negatively impacted the number of operator service calls placed from the Company's payphones.

     Telephone charges decreased approximately $5.2 million, or 43.7%, from approximately $12.0 million in the third quarter of 1998 to approximately $6.8 million in the three months ended September 30, 1999. The decrease was primarily due to favorable State and Federal regulatory proceedings under Section 276 of the Telecom Act, and more favorable contracts with LECs and Competitive Local Exchange Carriers for local line access. In addition, Davel received approximately $2.4 million in cash refunds from two large LECs as a result of favorable regulatory rulings. The Company continues to negotiate contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $1.9 million, or 15.8%, from approximately $12.2 million in the third quarter of 1998 to approximately $10.3
million in the three months ended September 30, 1999.   The decrease was
primarily attributable to lower revenues from the Company's payphones. Commissions as a percentage of revenues decreased to 22.1% for the three months ended September 30, 1999 as compared to 22.6% for the three months ended September 30, 1998. The decrease in commissions as a percentage of revenues was primarily attributable to increases in certain types of non-coin call revenues that are excluded from commission calculations on a portion of the Company's location agreements.

     Field operation costs decreased approximately $1.8 million, or 13.5% from approximately $13.5 million in the third quarter of 1998 to approximately $11.7 million in the three months ended September 30, 1999. The decrease is primarily attributable to cost savings resulting from the consolidation of the Company's field operations with those of Peoples Telephone. In connection with the increased number of dial-around calls recorded in 1999, the Company began recording additional reserves for uncollectible dial-around compensation.
Before the effect of the reserve for uncollectible dial-around receivables in the third quarter of 1999, field operation costs would have been approximately $2.8 million lower than the third quarter of 1998.

     Depreciation and amortization expense decreased approximately $0.6 million, or 6.6%, from the prior year, from $9.8 million in the third quarter of 1998 to approximately $9.1 million in the three months ended September 30, 1999. The decrease was primarily due to a reduction in depreciation related to payphones that became fully depreciated over the course of the last year.

     The asset valuation and other charges of approximately $51.2 million consist of an approximately $48.9 million charge for impaired goodwill and certain other intangibles related to the 1998 acquisition of Communications Central Inc. The charge also includes approximately $2.3 million for the sale or disposal of fixed assets.

     Selling, general and administrative expenses increased approximately $0.6 million, or 12.5%, from approximately $5.1 million in the third quarter of 1998 to approximately $5.8 million in the three months ended September 30, 1999. The increase was attributable to a charge of approximately $1.7 million relating to the departure of the Company's former Chief Executive Officer, as well as
certain other executives of the Company.   All payments required in connection
with the related agreements were made through the issuance of the Company's common stock with approximately $0.8 million made during the third quarter and approximately $0.9 million made subsequent to September 30, 1999. These costs were partially offset by cost savings related to the integration of the operations of Peoples Telephone.

     Other expense remained relatively stable, increasing $0.1 million in the third quarter of 1999. Interest expense in the three months ended September 30, 1999 increased approximately $0.6 million, or 10.7%, compared to the prior-year period, from approximately $5.3 million in 1998 to approximately $5.9 million in the third quarter of 1999. This increase resulted primarily from the incurrence of additional indebtedness in December 1998 related to transaction costs incurred in connection with the Peoples Merger, additional borrowings in the first nine months of 1999 primarily related to the acquisition of the assets of two payphone companies totaling approximately $5.1 million and an increase in borrowing costs as a result of the credit agreement amendment on April 8, 1999.

     Net loss increased approximately $50.6 million from the prior-year period, from a net loss of approximately $3.9 million in the third quarter of 1998 to a net loss of approximately $54.5 million in the third quarter of 1999. The increase was primarily due to the approximately $51.2 million asset valuation charge and approximately $1.7 million in severance pay. Loss applicable to common shareholders increased approximately $50.2 million in the third quarter of 1999, from a loss of approximately $4.3 million, or $0.44 per share, in the third quarter of 1998, to a loss of approximately $54.5 million, or $5.11 per share, in the three months ended September 30, 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     For the nine months ended September 30, 1999, total revenues decreased approximately $15.4 million, or 9.9%, from approximately $155.4 million in the nine months ended September 30, 1998 to approximately $140.1 million in the same period of 1999. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from the higher coin call rates, growth in wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Coin call revenues decreased approximately $14.4 million, or 14.3%, from approximately $100.7 million in the first three-quarters of 1998 to approximately $86.3 million in the first nine months of 1999. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones resulting from higher coin rates, increased competition from wireless communication services and changes in call traffic and the geographical mix of the Company's payphones.

     Non-coin call revenues decreased approximately $1.0 million or 1.9%, from approximately $54.8 million in the nine months ended September 30, 1998 to approximately $53.8 million in the nine months ended September 30, 1999. The decrease in non-coin call revenues was primarily attributable to a decrease in long distance calls routed through the Company's switch and presubscribed long distance carriers, partially offset by an increase in dial-around call traffic from the Company's payphones. Dial-around call revenue increased approximately $4.4 million, or 16.4% from approximately $26.8 million in the nine months ended September 30, 1998 to approximately $31.2 million in the first three-quarters of 1999. While dial-around call revenues increased during the period, other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $7.4 million, or 26.5% from approximately $27.9 million in the first three quarters of 1998 to approximately $20.5 million in the nine months ended September 30, 1999. The decrease in operator service revenue was primarily due to Davel moving long distance call traffic from its switch to Sprint. Davel previously recorded gross call revenues in non-coin call revenues and expenses related to these revenues in field operation costs. Under the agreement with Sprint, Davel records net revenues derived from long distance calls reflecting the commission paid to the company by Sprint on such calls. In addition, increased dial-around call traffic and increased competition from wireless calling alternatives have negatively impacted the number of operator service calls placed from the Company's payphones.

     Telephone charges decreased approximately $7.0 million, or 19.4%, decreasing from approximately $36.0 million in the nine months ended September 30, 1998 to approximately $29.0 million in the nine months ended September 30, 1999. The decrease was primarily due to favorable State and Federal regulatory proceedings under Section 276 of the Telecom Act, and more favorable contracts with LECs and Competitive Local Exchange Carriers for local line access. In addition, Davel received approximately $2.4 million in cash refunds from two large LECs as a result of favorable regulatory rulings. The company is currently negotiating contracts and pursuing regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $4.5 million, or 12.7%, from approximately $35.5 million in the first three-quarters of 1998 to approximately $31.0 million in the nine months ended September 30, 1999. The decrease was primarily attributable to lower revenues from the Company's payphones. Commissions as a percentage of revenues decreased to 22.1% for the nine months ended September 30, 1999 as compared to 22.8% for the prior year period. The decrease in commissions as a percentage of revenues was primarily attributable to increases in certain types of non-coin call revenues that are excluded from commission calculations on a portion of the Company's location agreements.

     Field operation costs increased approximately $1.0 million, or 2.6%, from approximately $38.8 million in the first three-quarters of 1998 to approximately $39.8 million in the nine months ended September 30, 1999. In connection with the increased number of dial-around calls recorded in 1999, the Company began recording additional reserves for uncollectible dial-around compensation. For the first nine months of 1999, the Company recorded approximately $2.9 million more in reserves for uncollectible dial-around compensation than in the same period of 1998. Before the effect of the increase in the reserve for uncollectible dial-around receivables in 1999, field operation costs would have been approximately $1.7 million lower than the first nine months of 1998. The decrease is primarily attributable to cost savings resulting from the consolidation of the Company's Field operations with those of Peoples Telephone. This is partially offset by the fact that field operation costs for the first half of 1998 include field operation costs related to the operation of CCI's payphones only since the date of acquisition in February 1998.

     Depreciation and amortization expense decreased approximately $2.0 million, or 6.9%, from the prior year, from $28.4 million in the first three-quarters of 1998 to approximately $26.4 million in the nine months ended September 30, 1999. The decrease was primarily due to a reduction in depreciation related to payphones that became fully depreciated over the course the last year.

     The asset valuation and other charges of approximately $51.2 million consists of an approximately $48.9 million charge for impaired goodwill and certain other intangibles related to the 1998 acquisition of CCI. The charge also includes approximately $2.3 million for the sale or disposal of fixed assets. In the third quarter of 1998, a restructuring charge related to the CCI Acquisition was included in the asset valuation and other charges.

     Selling, general and administrative expenses increased approximately $0.7 million, or 5.1%, from approximately $14.8 million in the first nine months of 1998 to approximately $15.5 million in the nine months ended September 30, 1999. The increase was attributable to the fact that selling, general and administrative expenses related to the operation of payphones and administrative facilities acquired in the CCI Acquisition are included in only eight of the nine months of the prior year period due to the use of the purchase method to record the transaction. In addition, a portion of the increase was attributable to approximately $1.7 million in non-cash severance paid to former employees. The Company also experienced additional costs in the first half of 1999 related to the consolidation of its administrative functions into its corporate offices in Tampa, Florida.

     Other expense remained relatively stable, increasing $0.3 million in the first three quarters of 1999. Interest expense in the nine months ended September 30, 1999 increased approximately $1.2 million, or 7.7%, compared to the prior-year period, from approximately

$16.0 million in 1998 to approximately $17.2 million in the first three-quarters of 1999. This increase resulted primarily from the incurrence of additional indebtedness in December 1998 related to transaction costs incurred in connection with the Peoples Merger, additional borrowings in the first nine months of 1999 primarily related to the acquisition of the assets of two payphone companies totaling approximately $5.1 million and an increase in borrowing costs as a result of the credit agreement amendment on April 8, 1999.

     Net loss increased approximately $57.1 million, or 4293.2% from the prior-year period, from a net loss of approximately $13.3 million in the nine months ended September 30, 1998 to a net loss of approximately $70.4 million in the nine months ended September 30, 1999. The increase was primarily due to the approximately $51.2 million asset valuation charge and approximately $1.7 in severance pay. Loss applicable to common shareholders increased approximately $55.9 million, or 3828.8% in the first nine months of 1999, from a loss of approximately $14.6 million, or $1.65 per share, in the nine months ended September 30, 1998 to a loss of approximately $70.5 million, or $6.66 per share, in the nine months ended September 30, 1999. The Company made a redemption payment to shareholders of record on April 19, 1999 of approximately $0.1 million in connection with the termination of its preferred share purchase rights plan in April 1999.

Liquidity and Capital Resources

Cash Flows

     As of September 30, 1999, the Company had a current ratio of 1.00 to 1, as compared to a current ratio of 1.27 to 1 on December 31, 1998. The decrease was primarily attributable to an increase in current maturities of long-term debt and obligations under capital leases of approximately $10.1 million related to scheduled amortization of principal under the credit agreement entered into in connection with the Peoples Merger, a decrease of $3.8 million in cash and cash equivalents and a decrease of $6.3 million in accounts receivable.

     Cash flows used in investing activities totaled approximately $7.5 million in the nine months ended September 30, 1999. Cash flows used in investing activities consisted of capital expenditures of approximately $4.6 million for the installation of new payphone locations and payments for securing payphone location contracts, and approximately $5.1 million for the acquisition of the assets of two payphone companies during the period. These investments were offset by approximately $2.2 million from the proceeds from the sale of the Miami facility. The Company's investing activities in the first three quarters of 1999 were financed primarily through long-term debt financing and cash reserves.

     Cash flows from investing activities totaled approximately $129.8 million in the nine months ended September 30, 1998. Cash flows from investing activities included capital expenditures of approximately $12.3 million for the installation of new payphone locations and payments for securing payphone location contracts. Investing activities in the first three quarters of 1998 also included expenditures of approximately $11.3 million for the purchase of the assets of Indiana Telcom and approximately $109.1 million for the acquisition of CCI. The Company's investing activities in the first three quarters of 1998 were financed primarily through a net increase of approximately $84.5 million in long-term debt financing and approximately $28.7 million in proceeds from the issuance of common stock.

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

Year 2000 Issue

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has assessed the impact of the year 2000 on both its computer programs and its computer systems. As the Company acquires other payphone assets, it will continue to assess the impact of the year 2000 on such acquired assets. To date, the Company has spent approximately $0.3 million in assessing and addressing year 2000 issues and estimates that its total costs will not exceed $0.5 million, which is approximately 25% of the Company's budgeted expenditures for information technology. The Company does not believe that these costs will have a material effect on its financial position. The Company is also in the process of addressing the potential impact of the year 2000 on its suppliers and other parties on whom it relies in providing payphone and operator services. The Company intends to complete this assessment by December 31, 1999. The failure of third parties on which the Company relies to address their year 2000 issues in a timely manner could result in a material financial risk to the Company. Through its assessment of the impact of year 2000 on both its computer programs and systems, the Company believes that it has sufficient resources available to implement new and modified computer systems to address the impact of the year 2000, and accordingly, has not to date identified any need for other contingency planning. However, the Company's continuing assessment of its assets and of third parties external to the Company may reveal the need for other contingency planning in the future. The Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks related to changes in interest rates. The Company's objective is to minimize the volatility in earnings and cash flow from these risks. In connection with the provisions of its long-term debt agreement and the Company's overall interest rate objectives, the Company utilizes derivative financial instruments to reduce its interest rate exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts of approximately 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

Based on the Company's overall interest rate exposure at September 30, 1999, a ten-percent increase in interest rates would not have a material impact on the financial position, results of operations or cash flows of the Company. These effects of hypothetical changes in interest rates, however, ignore other effects the same movement may have arising from other variables, and actual results could differ from the sensitivity calculations of the Company.

The Company regularly assesses these variables, establishes policies and business practices to protect against the adverse effects of interest rate fluctuations and does not anticipate any material losses generated by these risks.


ITEM 5. OTHER INFORMATION

     On November 9, 1999, the Company announced the departure of Robert D. Hill as its President and Chief Executive Officer. Following his departure, Mr. Hill will remain affiliated with the Company as a consultant and will remain a member of the Company's Board of Directors, serving on the Board's Executive Committee.

     The Company has begun a search for a new Chief Executive Officer. In the interim, Michael E. Hayes, the Company's former Chief Financial Officer, has been appointed Chief Operating Officer and has assumed responsibility for day-to-day operations. In addition, the Company announced that William K. Breaden has joined the Company as Chief Financial Officer. Mr. Breaden was formerly Corporate Controller of Spalding Holdings Corporation, a global manufacturer and marketer of branded consumer products serving the sporting goods markets.

PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.
     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 EXHIBIT INDEX

Exhibits           Description
--------           -----------

10.1         None.
27.1         Financial Data Schedule

SIGNATURE
---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                              DAVEL COMMUNICATIONS, INC.


Date: November 12, 1999        /s/ Michael E. Hayes
                              ---------------------
                              Michael E. Hayes
                              Senior Vice President and Chief Operating Officer Principal Financial Officer