Form 10-K
period 1999-12-31
DAVEL COMMUNICATIONS INC
filed 2000-03-27
CIK 1072881

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

         (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM _________TO ____________

                         COMMISSION FILE NUMBER 0-22610

                           DAVEL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                       59-3538257
--------------------------------           ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

    10120 WINDHORST ROAD
       TAMPA, FLORIDA                                      33619
----------------------------------------   -------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 628-8000
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                           ON WHICH REGISTERED
----------------------------------------   -------------------------------------
             NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

As of March 15, 2000 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $21,599,768 based upon the closing price on March 15, 2000 of $4.00 and using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by directors and officers, some of whom may not be held to be affiliates upon judicial determination. As of March 15, 2000, there were 11,033,628 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           DAVEL COMMUNICATIONS, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

Part I
     Item 1     Business                                                       2
     Item 2     Properties                                                    18
     Item 3     Legal Proceedings                                             18
     Item 4     Submission of Matters to a Vote of Security Holders           19

Part II
     Item 5     Market for the Registrant's Common Stock and
                    Related Stockholder Matters                               20
     Item 6     Selected Consolidated Financial Data                          21
     Item 7     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                22
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk    36
     Item 8     Financial Statements and Supplementary Data                   38
     Item 9     Changes In and Disagreements with Accountants on Accounting
                     and Financial Disclosure                                 63

Part III
     Item 10    Directors and Executive Officers                              63
     Item 11    Executive Compensation                                        68
     Item 12    Security Ownership of Certain Beneficial Owners and
                     Management                                               71
     Item 13    Certain Transactions                                          72

Part IV
     Item 14    Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                      74

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

         Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. An additional statement summarizing the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Impact on Revenue." Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.  BUSINESS

GENERAL OVERVIEW

         Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger (the "Peoples Merger"), on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. ("Peoples Telephone"). The merger was accounted for as a pooling-of-interests transaction and accordingly the results of both companies have been restated as if they had been combined for all periods presented.

         As a result of the Peoples Merger and the prior acquisition of Communications Central Inc. in February, 1998 (the "CCI Acquisition"), the Company is the largest domestic independent payphone service provider ("IPP") in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company's principal executive offices are located at 10120 Windhorst Road, Tampa, Florida 33619, and its telephone number is (813) 628-8000.

         As of December 31, 1999, the Company owned and operated a network of 74,869 payphones in 44 states and the District of Columbia, providing it with one of the broadest geographic coverages of any payphone service provider ("PSP") in the country. The Company's installed payphone base generates revenue through both coin calls (local and long-distance), non-coin calls (calling card, credit card, prepaid calling card, collect, toll-free and third-party billed calls) and dial-around calls (utilizing a 1-800, 1010XXX or similar dialing method to select a carrier other than the Company's pre-selected carrier). The Company also facilitates the provision of operator assisted services at its payphones through contractual relationships with various interexchange carriers ("IXCs"), including Sprint and AT&T. A significant portion of the Company's payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, grocery stores, restaurants and airports.

         As part of the Telecommunications Act of 1996 ("1996 Telecom Act"), Congress directed the Federal Communications Commission ("FCC") to ensure widespread access to payphones for the general public. Industry reports estimate that there are approximately 2.0 million payphones currently operating in the United States, of which approximately 1.6 million are operated by the Regional Bell Operating Companies ("RBOCs"), AT&T, Sprint and GTE.

         The remaining approximately 400,000 payphones are owned by more than 1,000 IPPs and smaller local exchange carriers ("LECs"). The Company believes that its scale, geographic reach and proven integration expertise position it to play a leading role in the ongoing consolidation of the fragmented payphone industry. The Company's strategy is to increase its nationwide presence through internal growth primarily focusing on regional and national accounts and through targeted strategic acquisitions, generally in existing markets or contiguous markets. Additionally, the Company is developing new revenue streams associated with the presence afforded by its large and geographically dispersed payphone location base.

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

         Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners' premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas ("LATAs"). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs provide payphone service primarily in their own respective territories, and are now authorized to share payphone revenues from telecommunications services between LATAs ("interLATA"). Long-distance companies, such as Sprint, AT&T, MCI and Worldcom, provide interLATA services, and in some circumstances, may also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC servicing the local area in which the recipient of the call is located. The terminating LEC then delivers the call to the recipient.

BUSINESS STRATEGY

         The Company's objective is to increase revenues and profitability through strategic acquisitions, internal sales growth, development of new revenue streams and continued reductions in its overall cost structure. The Company has implemented the following strategy to meet its objective.

         UTILIZE ADVANCED PAYPHONE TECHNOLOGY. The Company's payphones utilize "smart" technology which provide voice synthesized calling instructions, detect and count coins deposited during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit in order to continue the call, and other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable read-only memory chip, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers. The Company's payphones can also distinguish coins by size and weight, report to a remote location the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

         APPLY SOPHISTICATED MONITORING AND MANAGEMENT INFORMATION SYSTEMS. The Company utilizes proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to that payphone, including commissions payable to the Location Owners. The software allows the Company to generate detailed financial information by customer, by location and by payphone, which allows it to monitor the profitability and operating condition of each location and payphone.

         PROVIDE OUTSTANDING CUSTOMER SERVICE. The technology used by the Company enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity which can be verified by customers. The Company strives to minimize "downtime" on its payphones by identifying service problems as quickly as possible. The Company believes its ability to service payphones promptly allows it to retain existing customers and attract new ones. The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The records generated through the Company's technology also allow for the more timely and accurate payment of commissions to Location Owners.

         DEVELOP STRONG RELATIONSHIPS WITH SERVICE PROVIDERS AND SUPPLIERS. As part of its strategy to continue to reduce operating costs, the Company has formed strategic alliances with a number of service and equipment providers. The Company has formed alliances with certain LECs and competitive local exchange carriers to purchase local line access services, and has agreements with a number of IXCs to provide transmission and operator services to its payphones at a discount. In addition, the Company's volume of new payphone installations has allowed it to negotiate favorable purchasing arrangements with payphone equipment providers.

         FACILITATE GROWTH THROUGH INTERNAL SALES AND MARKETING. The Company actively seeks to install new payphones through its sales and marketing efforts to obtain additional payphone locations with new and existing accounts. The Company conducts site surveys to examine various factors, including population density, traffic patterns and historical usage information. The Company intends to install approximately 4,200 payphones in 2000, compared with 5,985 payphones installed in 1999 and 7,233 payphones installed in 1998, exclusive of acquisitions.

         RATIONALIZATION OF LOW-REVENUE PHONES. In 1999, the Company experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, the Company has begun implementing a strategy to remove low revenue phones that do not meet the Company's minimum criteria of profitabilty. During 1999, the Company removed 16,841 phones. The Company has an ongoing program to identify additional phones to be removed in 2000 based upon low revenue performance.

         PURSUE STRATEGIC ACQUISITIONS. The Company is currently restricted from making acquistions by the Second Amendment to the Credit Agreement (see "Liquidity and Capital Resource-Second Amendment"). However the, the Company will continue to seek key opportunities, as strategic acquisitions have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Any acquistion would require appoval from the lenders. Concentrating its payphones in close proximity allows the Company to plot more efficient collection routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company's network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones around its regional offices, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. For example, since integrating the Peoples Merger, Davel has been able to increase the number of payphones per technician to an average of 222 in 1999 from 186 in 1998 as a result of greater payphone density, workforce rationalizations and computerized route design.

ACQUISITIONS

         The Company has historically generated growth by pursuing the acquisition of payphone companies or assets within its existing market areas and in areas in which the Company desires to establish a new market presence. With the Peoples Merger, the Company added approximately 43,000 payphones to its network. With the CCI Acquisition, the Company added 19,543 payphones to its network. The Company added an additional 1,341 and 4,019 payphones to its network through other acquisitions during 1999 and 1998, respectively.

         Listed below is a summary of acquisitions completed by Old Davel and Peoples Telephone during 1999, 1998 and 1997.


                                                                  NUMBER OF   PURCHASE PRICE
           COMPANY                               DATE             PAYPHONES   (IN THOUSANDS)
----------------------------------------  --------------------  -----------   --------------
Reliable Payphones, Inc                    March 3, 1999               560          $ 2,350
Vend-Lease Company, Inc.                   January 20, 1999            652            2,673
Eat N' Park Restaurants                    December 1998               136              286
Call Communications, Inc.                  August 1998               1,251            2,948
Communications Central Inc.                February 1998            19,543          109,117
Indiana Telecom                            January 1998              2,632           11,317
Tele/Data Pay Telephone                    August 1997                 183              511
Blair Telephone                            June 1997                 1,255            3,868
Quarter Call                               June 1997                   954            2,160
Mid-Eastern                                April 1997                  117              233
All others (fewer than 70 phones each)                                 610              462
                                                               -----------   --------------
     Totals                                                         27,893        $ 135,925
                                                               ===========   ==============

OPERATIONS

         As of December 31, 1999 and December 31, 1998, the Company owned and operated 74,869 and 84,384 payphones, respectively.

COIN CALLS

         The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and independent payphone companies could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997. The Company is also testing, in limited areas, a $0.50 per call rate for local calls. See "--Business-Effect of Federal Regulation of Local Calls and Dial-Around Calls."

         InterLATA long distance coin calls are carried by long distance carriers that have contracted to provide service to the Company's payphones. The Company pays a charge to the long-distance carrier each time that carrier transports a long-distance call for which the Company receives coin revenue. The Company's payphones also generate coin revenue from intraLATA long-distance calls which are transported by either IXC or LEC facilities.

NON-COIN CALLS

         The Company also receives revenues from non-coin calls made from its payphones. Non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls.

         The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with IXC operator service providers to handle calls that require operator services and to perform all associated functions while paying the Company a commission on the revenues generated thereby.

         The Company realizes additional non-coin revenue from certain long distance companies pursuant to the 1996 Telecom Act and FCC regulations thereunder as compensation for "dial-around" non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance company other than the one designated by the payphone operator, using a "toll free" number, generally by dialing a 1-800/888/877 number, a 950-number or a seven-digit "1010XXX" code before dialing "0" for operator service. "Regulation."

PAYPHONE BASE

         In addition to payphones acquired by the Company (see "Business-Acquisitions"), the Company's payphone base includes payphones installed by the Company. The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net increase (decrease) in Company payphones in operation.

                                         1999            1998         1997
                                       --------        ---------   ---------

Acquired                                  1,341          23,691       2,861
Installed                                 5,985           7,233       6,311
Removed                                 (16,841)         (5,549)     (3,953)
                                        -------          ------      ------
Net Increase/(Decrease)                  (9,515)         25,375       5,219

         Most of the Company's payphones are located in proximity to one of the Company's division offices, from which Company employees operate and service the payphones and conduct ales and marketing efforts. The following table sets forth the number of payphones operated by the

Company (Davel, Old Davel and Peoples Telephone) in each state and the District of Columbia as of December 31, 1999, 1998 and 1997:

                                                      DECEMBER 31,
                                        ----------------------------------------
STATE                                     1999            1998            1997
-----------------------------           --------        --------        --------

Alabama                                    1,932           2,357             692
Arizona                                      637             779             745
Arkansas                                     505             528              45
California                                 2,572           3,760           3,830
Colorado                                     452             447              33
Connecticut                                   69              --              --
Delaware                                     138             119              97
District of Columbia                         460             511             460
Florida                                   12,799          15,708          12,851
Georgia                                    4,672           5,357           2,838
Illinois                                   2,233           2,626           1,713
Indiana                                    2,635           2,947             895
Iowa                                         546             747             784
Kansas                                       172              13               9
Kentucky                                   1,423           1,436             913
Louisiana                                  2,363           2,580           1,676
Maine                                         52              52              39
Maryland                                   3,383           3,464           3,258
Massachusetts                                488             534             410
Michigan                                     504             504             406
Minnesota                                    811             471              --
Mississippi                                1,657           2,201           1,205
Missouri                                     519             366             170
Nebraska                                      23              32              36
Nevada                                       355             388             404
New Hampshire                                 68              80              57
New Jersey                                   566             611             588
New Mexico                                     2              --              --
New York                                   5,684           6,022           6,022
North Carolina                             3,957           4,586           3,578
North Dakota                                   8              10              --
Ohio                                       2,646           2,719           1,583
Oklahoma                                     149             102              10
Oregon                                         1              11              12
Pennsylvania                               3,404           3,472           2,691
Rhode Island                                  75              76              42
South Carolina                             2,495           2,892           2,219
South Dakota                                   8               1               3
Tennessee                                  4,177           4,763           2,632
Texas                                      4,367           4,237           2,015
Utah                                         131             272             248
Vermont                                       30              18              17
Virginia                                   5,127           5,917           3,372
Washington                                    --              --               1
West Virginia                                332             402             261
Wisconsin                                    242             266             149
                                          ------          ------          ------
     Totals                               74,869          84,384          59,009
                                          ======          ======          ======

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

         Location Agreements generally provide for revenue sharing with the applicable Location Owner. The Company's Location Agreements generally provide commissions based on fixed percentages of revenues and have three-to five-year terms. The Company can generally terminate a Location Agreement on 30 days notice to the Location Owner if the payphone does not generate sufficient revenue.

         During 1999, the Company became more aggressive in monitoring its payphone base and removing underperforming payphones, which it often relocates to locations with more potential for profitability.

SERVICE AND MAINTENANCE

         The Company employs field service technicians, each of whom collects coin boxes from, cleans and maintains an average of approximately 222 payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of the Company's payphones to the Company's division offices, the concentration of the Company's payphone base and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphone as well as the number of employees needed to service the payphones.

CUSTOMERS, SALES AND MARKETING

         The Company employs marketing personnel for its payphone operations in each of its regions of operation. Regional marketing personnel are responsible for finding desirable locations for payphones and obtaining Location Agreements with Location Owners within their geographic areas. The Company believes that using regional marketing personnel provides better market penetration because of their familiarity with and proximity to their regions. To date, IPPs have had a competitive advantage over LECs due to their ability to offer commissions to Location Owners for both local and long-distance calls. Historically, LECs were generally unable to derive revenues from interstate calls and non-coin, interLATA calls, and consequently, were unable to offer commissions on such calls. FCC rules adopted pursuant to the 1996 Telecom Act granted LECs the ability to select the long-distance carrier for interLATA long-distance calls in conjunction with the Location Owner. As a result, LECs may now derive revenues from and pay commissions on these calls. See "--Regulation."

         The Location Owners with whom the Company contracts are a diverse group of small, medium-sized and large businesses which are frequented by individuals needing payphone access. The majority of the Company's payphones are located at convenience stores, truck stops, service stations, grocery stores, shopping centers, hotels and airports. As of December 31, 1999, corporate payphone accounts of 50 or more payphones represented approximately 48% of the Company's installed payphone base.

SERVICE AND EQUIPMENT SUPPLIERS

         The Company's primary suppliers provide payphone components, local line access, and long-distance services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

         The Company purchases circuit boards from various manufacturers for repair and installation of payphones. The Company primarily obtains local line access from various LECs, including BellSouth, Bell Atlantic, GTE, SBC Communications, US West and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to the Company by various long-distance and operator service providers, including Sprint, AT&T, MCI Worldcom, Qwest and others.

         The Company expects the basic availability of such products and services to continue in the future, although the continuing availability of alternative sources cannot be assured. Transition from the Company's existing suppliers, if necessary, could have a disruptive influence on the Company's operations and could give rise to unforeseen delays and/or expenses. The Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any of the products or services used in the operation of its business.

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

         The Company's payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the state regulatory authorities, including: free access to local emergency ("911") telephone numbers; dial-around access to all locally available long-distance companies; the capability of receiving incoming calls at no charge; and automatic coin return capability for incomplete calls.

TECHNOLOGY

         The payphone equipment installed by the Company makes use of microprocessors to provide voice synthesized calling instructions, detect and count coin deposits during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of non-volatile, electronically erasable, programmable read-only memory chips, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

         The Company's payphones can distinguish coins by size and weight, report to a remote location the total coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of the payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

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

         The Company provides all technical support required to operate the payphones, such as computers and software and hardware specialists, at its headquarters in Tampa, Florida. The Company's manufacturing support operations provide materials, equipment, spare parts and accessories to the field. Each of the Company's division offices maintains inventories for immediate access by field service technicians.

REGULATION

         The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted initial rules and policies to implement
Section 276 of the 1996 Telecom Act. The 1996 Telecom Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the 1996 Telecom Act on both an interstate and intrastate basis. Among other provisions, the 1996 Telecom Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC's implementation of
Section 276.

FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

         The Telephone Operator Consumer Services Improvement Act of 1990 ("TOCSIA") established various requirements for companies that provide operator services and for call aggregators, including PSPs, who send calls to those OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this "open access" to carriers.

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

         In 1996, recognizing that independent payphone providers had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

         o create a standard regulatory scheme for all public payphone service providers

         o establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;

         o terminate subsidies for LEC payphones from LEC regulated rate-base operations;

         o prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LEC and independent payphone service providers and remove the LEC payphones from the LEC's regulated asset base;

         o provide for the RBOCs to have the same rights that independent payphone service providers have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

         o provide for the right of all payphone service providers to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

         o evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and

         o preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

         In September and November 1996, the FCC issued its rulings implementing
Section 276 (the "1996 Payphone Order"). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC PSPs for each and every call was to deregulate, to the maximum extent possible, the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation.

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

         In July 1997, a federal court responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

         In response to the Court's remand, the FCC issued its modified ruling implementing Section 276 (the "1997 Payphone Order") in October of 1997. The FCC determined that distinct and severable costs of $0.066 were attributable to coin calls that did not apply to the costs incurred by the PSPs in providing access for dial-around calls. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred a decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, a Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate.

         In addition, PSPs requested the FCC to reconsider aspects of the 1999 Payphone Order. These petitions are awaiting decision by the Court and the FCC, respectively. The new rate became effective on April 21, 1999, and will serve as the default rate through January 31, 2002, absent modification by the Court or the FCC.

         The new rate was applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 8, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. The FCC has further ruled that an adjustment will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including Davel. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. See "--EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS."

EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

         DIAL-AROUND CALLS. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 per-phone, per-month rate to $37.20 ($0.284 per call multiplied by 131 calls). Based on this adjustment, the Company recorded a provision in the three-month period ended September 30, 1997 to reflect reduced dial-around compensation. In addition, beginning with the third quarter of 1997, the Company recorded dial-around compensation at the same rate of $37.20 per payphone per month. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced, through an adjustment to non-coin revenues totaling $9.0 million, the amounts of dial-around compensation previously recorded for the period from November 7, 1996 to December 31, 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period

November 7, 1996 to October 6, 1997 from $37.20 per-phone, per-month to $31.18 per phone, per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to reflect actual dial-around call volumes for the period multiplied by $0.238 per call. The Company believes that it is legally entitled to fair compensation under the 1996 Telecom Act for dial-around calls which were delivered to any carrier during the period from November 7, 1996 to December 31, 1998, and to date.

         While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's assessment of the minimum level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future, that the appropriate level of fair compensation should be lower than $0.24 per call or should be determined by requiring the user to deposit coins at the time of making a dial-around call.

         The payments for dial-around calls prescribed in the 1997 Payphone Order significantly increased dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect the resulting revenue impact.

         These factors include the following: (1) the final resolution of court and administrative review of the $0.24 rate ordered by the FCC; (2) resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment; and (3) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

         LOCAL COIN CALL RATES. As a result of the 1996 Telecom Act and in accordance with the FCC's initial rulings implementing Section 276 of the 1996 Telecom Act (which were upheld on appeal by the U.S. Supreme Court), rates for local coin calls placed from payphones have been effectively deregulated. The Company and other PSPs have utilized this new deregulatory environment as an opportunity to adjust prices in an effort to maximize revenues from this call category. In deciding to deregulate local coin rates for payphones; however, the FCC did provide for possible modifications or exemptions from deregulation, either upon its own motion in response to consumer complaints or where an individual state regulatory body makes a detailed showing that there are market failures within the state that would not allow market-based rates to develop. While no such action has been taken to date by the FCC or state regulators, no assurances can be given as to the future regulatory treatment of local coin call rates, including the potential re-regulation of those rates or other modifications.

         Initial experience with local coin call rate increases indicates that price sensitivity of consumers for the service does exist and has resulted and will result in a potentially material reduction in the number of local coin calls made. The Company is unable to predict the ultimate impact on its operations of local coin call rate deregulation.

OTHER PROVISIONS OF THE 1996 TELECOM ACT AND FCC RULES

         As a whole, the 1996 Telecom Act and FCC Rules significantly alter the competitive framework of the payphone industry. The Company believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the 1996 Telecom Act which make it impossible for the Company to provide assurance that the 1996 Telecom Act will result in a long-term positive impact. The Company has identified the following such uncertainties:

o Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act.

o The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Proceedings are now pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to resolve these issues.

         In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the new rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers which were in effect as of February 8, 1996 are grandfathered and will remain in effect pursuant to their terms.

o The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions exist with respect to 0+ local and 0- call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

o The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, and the matter can be readdressed as circumstances change.

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

STATE AND LOCAL REGULATION

         State regulatory authorities have primarily been responsible for regulating the rates, terms, and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by the Company to comply with applicable rules, regulations and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs' own payphone operations and practices.

         The Company is also affected by state regulation of operator services. Most states have capped the rates that consumers can be charged for coin toll calls and non-coin local and intrastate toll calls made from payphones. In addition, the Company must comply with regulations designed to afford consumers notice at the payphone location of the long-distance company or companies servicing the payphone and the ability to access alternate carriers. The Company believes that it is currently in material compliance with all such regulatory requirements.

         In accordance with requirements under the 1996 Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states and the Company believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the 1996 Telecom Act, may lead to more options available to the Company for local line access at competitive rates. The Company cannot provide assurance, however, that such options or local line access rates will become available.

         The Company believes that an increasing number of municipalities and other units of local government have begun to impose taxes, license fees and operating rules on the operations and revenues of payphones. The Company believes that some of these fees and restrictions may be in violation of provisions of the 1996 Telecom Act prohibiting barriers to entry into the business of operating payphones and the policy of the Act to encourage wide deployment of payphones. However, in at least one instance, involving a challenge to a payphone ordinance adopted by the Village of Huntington Park, California, the FCC declined to overturn a total ban on payphones in a downtown area. The proliferation of local government licensing, restriction, taxation and regulation of payphone services could have an adverse affect on the Company and other PSPs unless the industry is successful in resisting or moderating this trend.

MAJOR CUSTOMERS

         No individual customer accounted for more than 10% of the Company's consolidated revenues in 1999, 1998 or 1997.

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

         The Company competes with long-distance carriers that provide dial-around services which can be accessed through the Company's payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including the Company, thereby reducing traffic to the Company's primary providers of long-distance service. The Company does, however, receive compensation for dial-around calls placed from its payphones. See "--Regulation."

         The Company also competes with providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by the Company and appear to be negatively impacting the usage of payphones throughout the nation.

EMPLOYEES

         As of December 31, 1999, the Company had 718 full-time employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company leases approximately 48,500 square feet of space in Tampa, Florida that includes two locations for executive office space, a divisional office for payphone operations and facilities for the assembly and repair of payphones. The Company also leases approximately 30 division offices for payphone operations in various geographic locations. In addition, the Company operates a regional distribution and assembly center in approximately 10,000 square feet of space in Jacksonville, Illinois, which the Company leases pursuant to an arm's-length agreement with David Hill, who is a Davel director and major shareholder. The Company also leases from Mr. Hill 18,000 square feet of warehouse space used for the storage and distribution of inventory and filing materials in Jacksonville, Illinois pursuant to an arms-length agreement.

ITEM 3.  LEGAL PROCEEDINGS

         In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company's affiliates, Peoples Telephone Company, Inc. and PTC Cellular, Inc., alleging tortious interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car and misappropriation of Cellular World's trade secrets involving a credit card cellular car phone system. The trial court previously entered partial summary judgment in favor of the Company as to the Plaintiff's trade secrets claim, leaving the tortious interference claim for trial.

         Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to Plaintiff's claims. Although the Company believes that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because Plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the settlement, the Company agreed to pay Cellular World a total of $1.5 million on extended payment terms: $500,000 by March 8, 2000, $250,000 by January 5, 2001 and the remaining $750,000 in 15 equal monthly installments of $50,000 beginning in January 2001.

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company, Inc. (acquired by the Company on December 23, 1998) alleging that Peoples wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples initiated by PhoneTel. The Company, at this time, cannot predict the outcome of this litigation.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                     PART II

         [THERE WERE NO SUCH MATTERS DURING THE FOURTH QUARTER OF 1999]

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         MARKET INFORMATION. Davel Common Stock trades on the NASDAQ National Market System. The following table sets forth, for the periods indicated, the high and low closing prices of Davel Common Stock on the NASDAQ National Market System from January 1, 1997 through December 31, 1999.

1997                                            HIGH           LOW
----                                            ----           ---

First Quarter                                 $ 18.25       $ 14.75
Second Quarter                                  18.00         12.00
Third Quarter                                   23.25         15.25
Fourth Quarter                                  29.00         21.25

1998
----

First Quarter                                 $ 28.50       $ 24.38
Second Quarter                                  29.25         21.25
Third Quarter                                   25.25         10.88
Fourth Quarter                                  19.75          9.00

1999
----

First Quarter                                 $ 18.13       $  7.00
Second Quarter                                   8.50          5.25
Third Quarter                                    6.50          3.94
Fourth Quarter                                   5.38          3.00

         As of March 15, 2000, there were approximately 201 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The closing sale price of the Company's Common Stock on March 15, 2000 was $4.00 per share.

         DIVIDENDS. The Company did not pay any dividends on its Common Stock during 1999 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Senior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

         RECENT SALES OF UNREGISTERED SECURITIES. On June 29, 1998, Old Davel sold to EGI-Davel Investors, L.L.C. 1,000,000 shares of its common stock, no par value, and warrants for 218,750 shares of common stock at $32.00 per share. The aggregate consideration for the shares and warrants was $28 million, which was used by Old Davel for working capital and payment of the merger consideration for the Peoples Merger. The sale to EGI-Davel investors, L.L.C. was made pursuant to an exemption from registration under the Securities Act, pursuant to
Section 4(2) of the Securities Act.

         In addition, as part of the Peoples Merger, the Company issued warrants for $229,124 shares of Common Stock exerciseable at $22.34 per share, to Bank Austria Creditanstalt American Corporation and to former partners of Appian Capital Partners, L.L.C., each of whom had held warrants of Peoples Telephone prior to the Peoples Merger. The warrants were issued in exchange for the warrants of Peoples Telephone and no additional consideration was paid to the Company. The issuance of the warrants was made pursuant to
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                                           Year ended December 31, (1)
                                                        -----------------------------------------------------------------
                                                                      (In thousands, except per share data)
                                                        -----------------------------------------------------------------
                                                          1999          1998 (2)      1997           1996         1995
                                                        ---------     ----------    ---------     ---------     ---------
OPERATING DATA:
Revenue                                                 $ 175,846     $ 194,818     $ 158,411     $ 143,979     $ 144,192
Expenses                                                  232,435       220,600       152,368       140,665       146,516
                                                        ---------     ---------     ---------     ---------     ---------
                                                          (56,589)      (25,782)        6,043         3,314        (2,324)
Operating Income (loss)

Other expense                                             (23,412)      (23,881)      (13,084)      (12,519)      (10,844)
Income taxes                                               (1,755)           --         2,459         1,868         2,186
                                                        ---------     ---------     ---------     ---------     ---------
Loss from continuing operations before
     Extraordinary item                                   (78,246)      (49,663)       (9,500)      (11,073)      (15,354)

Gain (loss) from discontinued operations                       --           607         2,092        (1,114)      (17,867)

Extraordinary loss from extinguishment of debt                 --       (17,856)           --            --        (3,327)
                                                        ---------     ---------     ---------     ---------     ---------
Net loss                                                $ (78,246)    $ (66,912)    $  (7,408)    $ (12,187)    $ (36,548)
                                                        =========     =========     =========     =========     =========
Basic and diluted loss per share:
     Continuing operations before extraordinary item    $   (7.34)    $   (5.68)    $   (1.27)    $   (1.47)    $   (1.92)
     Gain (loss) from discontinued operations                  --          0.07          0.25         (0.13)        (2.18)
     Extraordinary loss from extinguishment of debt            --         (1.98)           --            --         (0.40)
     Net loss                                           $   (7.34)    $   (7.59)    $   (1.02)    $   (1.60)    $   (4.50)
Weighted average common shares outstanding                 10,660         9,029         8,407         8,317         8,236

BALANCE SHEET DATA:
Total assets                                            $ 180,761     $ 273,018     $ 180,786     $ 184,732     $ 193,399
Long-term debt and obligations under capital leases,
     Less current maturities                              206,509       225,451       107,076       106,956       102,782
Manditorily redeemable preferred stock                         --            --        16,284        15,079        13,886
Shareholders' equity (deficit)                            (75,079)        1,649        20,290        28,641        42,278

(1) On December 23, 1998, the Company consummated its merger with Peoples Telephone, which was accounted for as a pooling-of-interests. Accordingly, all financial data has been restated to reflect the combined operations of Old Davel and Peoples for all periods presented.

(2) The year ended December 31, 1998 includes the results of CCI from the date of the CCI Acquisition, February 3, 1998.

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

GENERAL

         On December 23, 1998, Old Davel and Peoples Telephone merged together in a transaction accounted for as a pooling-of-interests. As such, the results of both companies have been restated as if they had been combined for all periods presented.

         During 1999, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

         Non-coin calls made from the Company's payphones generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the non-coin call is handled through an "unbundled" services arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the non-coin call is handled by a long-distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long distance company. Under an unbundled services arrangement, the Company performs certain functions necessary to service non-coin calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls. Prior to November 1999, the Company also serviced long-distance calls through its switch.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "Business--Regulation." The Company also derives revenue from certain LECs for intraLATA non-coin calls. See "Business-Operations."

         The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for access charges and use of their networks. Commission expense represents payments to Location Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch (which was inactivated as of November 1999) and, in connection with unbundled services arrangements, the fees paid for those services.

REGULATORY IMPACT ON REVENUE

LOCAL COIN RATES

         In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In 1999, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

         In accordance with the court's mandate, on October 9, 1997, the FCC adopted a second order (the "1997 Payphone Order"), establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, including the Company, beginning October 7, 1997. On May 15, 1998, the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

         In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and will serve as a default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroative period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate.

         Based on the FCC's conclusion in the 1997 Payphone Order, the Company adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded in the year ended December 31, 1997 for reduced dial-around compensation is approximately $3.3 million. For periods beginning November 7, 1996 but prior to the release of the 1999 Payphone Order, the Company has recorded dial-around compensation at the rate of $37.20 per payphone per month.

         The Company believes that it is legally entitled to fair compensation under the 1996 Telecom Act for dial-around calls which the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the 1996 Telecom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month (131 calls multiplied by $0.238 per call) and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month.

         While the amount of $0.24 per call constitutes the Company's assessment of the minimum level of fair compensation following the April 21, 1999 effective date, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call.

         The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $0.24 rate recently ordered by the FCC and the possibility of subsequent appeals to the courts, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions therof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Annual Report on Form 10-K, expressed as a percentage of total revenues.



                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     1999         1998         1997
                                                                 ----------     ---------     --------
REVENUES:

Coin calls                                                            63.0%        68.0%        64.2%
Non-coin calls, net of dial-around compensation adjustments           37.0         32.0         35.8
                                                                     -----        -----        -----

Total revenues                                                       100.0        100.0        100.0
                                                                     -----        -----        -----

COSTS AND EXPENSES:
Telephone charges                                                     20.9         23.4         24.5
Commissions                                                           23.3         24.1         22.6
Service, maintenance and network costs                                23.9         27.1         24.9
Depreciation and amortization                                         22.3         19.8         16.2
Selling, general and administrative                                   11.7         11.0          7.9
Non-recurring items                                                   29.1          5.6           --
Restructuring charge                                                   0.9          2.2           --
                                                                     -----        -----        -----
Total operating costs and expenses                                   132.1        113.2         96.1
                                                                     -----        -----        -----
Operating income (loss)                                               32.1%       (13.2)%        3.9%
                                                                     =====        =====         ====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, total revenues from continuing operations decreased approximately $19.0 million or 9.7%, compared to the year ended December 31, 1998, from $194.8 million in the year ended December 31, 1998 to $175.8 million in the year ended December 31, 1999. This decline was primarily attributable to an 11.3% decrease in installed payphones (84,384 payphones on December 31, 1998 to 74,869 payphones on December 31, 1999), erosion of coin revenue due to increased competition from wireless communication services and a reduction in the federally established dial-around rate.

         Coin call revenues decreased approximately $21.7 million, or 16.4%, from $132.5 million in 1998 to $110.8 million in 1999, primarily attributable to lower call volumes on the Company's payphones resulting from higher coin call rates, increased competition from wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

         Non-coin call revenues increased approximately $2.7 million, or 4.4%, from $62.3 million in the year ended December 31, 1998 to $65.1 million in the year ended December 31, 1999. The increase was primarily attributable to an increase in dial-around call traffic from the Company's payphones. Dial-around call revenue increased approximately $9.5 million, or 35.9%, from $26.4 million in 1998 to $35.9 million in 1999. Other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $9.5 million, or 26.8%, from approximately $35.5 million in 1998 to approximately $26.0 million 1999. This decrease was primarily due to the fact that when the Company operated its long-distance switching equipment, revenues associated with the calls, were recorded based on the price charged for the call . The Company then remitted the access cost associated with the call to other parties. With the decommissioning of the switch, the Company now collects the net revenue (price charged less cost of access) from the outside long-distance providers who handle the routing of the call.

         Telephone charges decreased $8.8 million, or 19.3%, from $45.6 million in the year ended December 31, 1998 to $36.8 million in 1999. The decrease in telephone charges was primarily attributable to the decrease in the number of installed payphones, the effects of the FCC's "new services test" (pursuant to the 1996 Telecom Act that reduced phone bills in 10 states), more favorable contracts with LECs and utilization of competitive local exchange carriers for local line access services. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis but is unable to estimate the impact of further telephone charge reductions at this time. Telephone charges for 1999 decreased to 20.9% of total revenues compared to 23.4% in the prior year as a result of these reductions.

         Commissions decreased $6.0 million, or 12.7%, from $47.0 million in the year ended December 31, 1998 to $41.0 million in the year ended December 31, 1999. The decrease was primarily attributable to lower revenues from the Company's payphones. Commissions decreased to 23.3% of total revenues compared to 24.1% in the prior year. The decrease in commissions as a percentage of total revenues was primarily attributable to increases in certain types of revenues that are excluded from commission calculations on a portion of the Company's location agreements.

         Service, maintenance and network costs decreased $10.7 million, or 20.2%, from $52.8 million in the year ended December 31, 1998 to $42.1 million in the year ended December 31, 1999. The decrease was primarily attributable to the closing of duplicate offices after the Peoples Merger and CCI Acquisition. Service, maintenance and network decreased to 23.9% of total revenues in 1999 compared to 27.1% in 1998. The decrease in service, maintenance and network as a percentage of total revenues was primarily attributable to cost saving generated from increased geographic density of the phones and the Company's ability to improve efficiency in servicing the Company's payphones.

         Depreciation and amortization expense in 1999 increased $0.6 million, or 1.5%, from $38.6 million in 1998 to $39.2 million in 1999. The increase was primarily due to an increase in amortization expense. The increased amortization expense resulted from an acceleration of the amortization of location contracts on removed payphones. An acceleration of amortization expense should continue as the Company continues to remove unprofitable phones.

         Selling, general and administrative expenses decreased approximately $1.0 million, or 4.5% from $21.5 million in the year ended December 31, 1998 to $20.6 million in the year ended December 31, 1998. The decrease was primarily attributable to the fact that selling, general and administrative expenses related to the separate operation of payphones and administrative facilities acquired in the CCI Acquisition and the Peoples Merger are included in the prior year. The integration of CCI and Peoples was completed during 1999, and included closing the separate corporate offices and duplicate field offices, thereby eliminating duplicative costs.

         The Company recognized a non-recurring charge of approximately $51.2 million in 1999 primarily related to a $37.8 million write-down of goodwill and $7.8 million write-down of location contracts related to deinstallation of phones acquired in the CCI Acquisition and $3.1 million related to the removal of other nonprofitable phones. In addition, the Company recognized restructuring and other merger-related charges during the year ended December 31, 1999 of approximately $1.6 million related to integration and restructuring of the Peoples acquisition. The restructuring and other merger-related charges were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.

         Other expense decreased approximately $0.5 million, or 2.0%, from $23.9 million in the year ended December 31, 1998 of $23.4 million in the year ended December 31, 1999. This decrease resulted primarily from the recognition in 1998 of a $2.8 million impairment loss on an investment held by Peoples Telephone for which there was no corresponding loss during 1999. This decrease was partially offset by a $2.2 million increase in interest expense during 1999. The increase in interest expense is related to higher borrowings under the credit facilities.

         Loss from continuing operations before extraordinary items increased approximately $28.6 million, or 57.6%, from approximately $49.7 million in 1998 to approximately $76.5 million in 1999. Loss before extraordinary item increased approximately $29.2 million from approximately $49.1 million in 1998 to approximately $78.2 million in 1999.

         Net loss increased approximately $11.3 million, or 16.9%, from the prior year, from a net loss of approximately $66.9 million in 1998 to a net loss of approximately $78.2 million in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total revenues from continuing operations increased approximately $36.4 million, or 23.0%, from $158.4 million in the year ended December 31, 1997 to $194.8 million in the year ended December 31, 1998. This growth was primarily attributable to an increase from 59,009 (treating the Peoples Telephone payphones as pooled together with the Old Davel payphones) payphones on December 31, 1997 to 84,384 payphones on December 31, 1998. The growth in the number of payphones was primarily due to the CCI Acquisition, consisting of 19,543 installed payphones, and the acquisition of Indiana Telcom by Peoples Telephone in January 1998, consisting of 2,632 installed payphones. Coin call revenues increased approximately $30.8 million, or 30.3%, rising from $101.7 million in 1997 to $132.5 million in 1998, driven primarily by the increase in the number of installed payphones. While coin call revenues increased during the period on an aggregate basis, coin call revenues on a per-phone, per-month basis decreased due to lower coin call volumes resulting from the growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

         Non-coin call revenues increased approximately $5.6 million, or 9.8%, from $56.8 million in the year ended December 31, 1997 to $62.3 million in the year ended December 31, 1998. The increase in non-coin call revenues was primarily attributable to the growth in the number of installed payphones. While non-coin call revenues increased during the period on an aggregate basis, non-coin call revenues on a per-phone, per-month basis decreased due to lower call volumes resulting primarily from the growth in wireless communication services. Non-coin call revenues were further reduced, through an adjustment totaling $9.0 million resulting from the adjustment to the dial-around compensation rate prescribed in the 1999 Payphone Order. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 to December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

         Telephone charges increased $6.7 million, or 17.2%, from $38.9 million in the year ended December 31, 1997 to $45.6 million in the year ended December 31, 1998. The increase in telephone charges was primarily attributable to the growth in the number of installed payphones.

Telephone charges for 1998 decreased to 23.4% of total revenues compared to 24.5% in the prior year. The decrease in telephone charges as a percentage of revenues was due to reductions in line access charges on a per-phone, per-month basis as a result of implementation of the FCC's "new services test" pursuant to the 1996 Telecom Act and rate reductions received from certain LECs with which the Company has negotiated agreements for the provision of local access services.

         Commissions increased $11.1 million, or 31.0%, from $35.9 million in the year ended December 31, 1997 to $47.0 million in the year ended December 31, 1998. The increase in commissions was primarily attributable to the growth in the number of installed payphones. Commissions increased to 24.1% of total revenues compared to 22.6% in the prior year. The increase in commissions as a percentage of total revenues was primarily attributable to the CCI Acquisition which included a higher proportion of national accounts than those previously serviced by the Company. National accounts typically receive higher commission rates than local and regional accounts due primarily to their higher revenues.

         Service, maintenance and network costs rose $13.3 million, or 33.7%, from $39.5 million in the year ended December 31, 1997 to $52.8 million in the year ended December 31, 1998. The increase was primarily attributable to the growth in the number of installed payphones. Service, maintenance and network costs increased to 27.1% of total revenues compared to 24.9% in the prior year. The increase in service, maintenance and network costs as a percentage of total revenues was primarily attributable to the CCI Acquisition. Service, maintenance and network costs in 1998 include the network costs related to the CCI payphones which primarily direct long distance call traffic to an unbundled services agreement. In 1997, the Company had a higher mix of long distance call traffic directed to commission plans which do not include a cost component in service, maintenance and network costs.

         Depreciation and amortization expense in 1999 increased $13.0 million, or 50.7%, from $25.6 million in 1997 to $38.6 million in 1998. The increase was primarily driven by the increase in the number of installed payphones. Approximately $10.0 million of the increase in depreciation and amortization expense was related to the CCI Acquisition.

         Selling, general and administrative expenses increased approximately $9.0 million, or 71.5%, from $12.6 million in the year ended December 31, 1997 to $21.5 million in the year ended December 31, 1998. The increase was primarily attributable to selling, general and administrative expenses related to the CCI Acquisition. The Company continued to operate the former corporate office of CCI through August 1998, when CCI's administrative functions were combined into the Company's facilities in other locations. In addition, the Company eliminated nine duplicative field offices during the year in the integration of CCI's operations with Old Davel's operations.

         Other expense decreased approximately $10.9 million, from expense of $13.1 million in the year ended December 31, 1997 to expense of $23.9 million in the year ended December 31, 1998. This decrease resulted primarily from the recognition of a $2.8 million impairment loss on an investment held by Peoples Telephone prior to the merger with Old Davel. The remaining decrease was primarily due to a reduction in interest income as a result of lower cash balances available for investment.

         Interest expense in 1998 increased approximately $7.4 million, or 54.3%, from $13.6 million in 1997 to $21.0 million in 1998. This increase resulted primarily from the incurrence of $120.0 million in indebtedness in connection with the CCI Acquisition and refinancing of Old Davel's credit facility.

         Loss from continuing operations before extraordinary items increased approximately $40.2 million, from approximately $9.5 million in 1997 to approximately $49.7 million in 1998. Loss before extraordinary items increased approximately $41.6 million from approximately $7.4 million in 1997 to approximately $49.1 million in 1998.

         The Company's gain on discontinued operations included $0.6 million of a gain realized on the sale of the Peoples Telephone investment in Shared Technologies Cellular, Inc. (STC) Common Stock which was received in 1995 as proceeds from the sale of Peoples Telephone cellular telephone operations, which were treated as discontinued operations in 1995. The Company's loss from discontinued operations in 1997 represents a $2.4 million loss on the sale of the inmate phone division and a $0.3 million gain related to its previously discontinued cellular telephone operations.

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Total revenues from continuing operations increased approximately $15.3 million or 10.6%, from $144.0 million in the year ended December 31, 1996 to $159.2 million in the year ended December 31, 1997. This growth was primarily attributable to an increase from 53,790 (treating the Peoples Telephone payphones as pooled together with the Old Davel payphones) payphones on December 31, 1996 to 59,009 payphones on December 31, 1997. Coin call revenues increased approximately $5.7 million, or 6.0%, rising from $95.9 million in the year ended December 31, 1996 to $101.7 million in the year ended December 31, 1997, driven primarily by the increase in the number of installed payphones.

         Non-coin call revenues increased approximately $9.6 million, or 19.9%, from $48.0 million in the year ended December 31, 1996 to $57.6 million in the year ended December 31, 1997. The increase in non-coin call revenues was primarily attributable to approximately $6.1 million in additional revenues resulting from an increase in the rate of dial-around call compensation associated with the implementation of the 1996 Telecom Act, which became effective in November 1996, and approximately $3.5 million in additional non-coin call revenues resulting from the growth in the number of installed payphones.

         Telephone charges increased approximately $1.3 million, or 3.4%, from $37.6 million in the year ended December 31, 1996 to $38.9 million in the year ended December 31, 1997. The increase in telephone charges was primarily attributable to the growth in the number of installed payphones. Telephone charges for the year 1997 decreased to 24.4% of total revenues compared to 26.1% in the prior year. The decrease in telephone charges as a percentage of revenues was due to reductions in line access charges on a per-phone, per-month basis as a result of implementation of the FCC's "new service test" pursuant to the 1996 Telecom Act and rate reductions received from certain LECs with which the Company has agreements for the provision of local access services.

         Commissions increased approximately $1.3 million, or 3.8%, from $34.5 million in the year ended December 31, 1996 to $35.8 million in the year ended December 31, 1997. The increase in commissions was primarily attributable to the growth in the number of installed payphones. Commissions for 1997 decreased to 22.5% of total revenues compared to 24.0% in the prior year.

         The decrease in commissions as a percentage of total revenues was primarily attributable to higher payphone revenues. A portion of the Company's Location Agreements exclude certain types of call traffic from commission calculations, and some others are based on flat monthly rates set by the agreements, resulting in a disproportionate increase in payphone revenues over commissions.

         Service, maintenance and network costs increased $2.6 million, or 9.4%, from $27.7 million in the year ended December 31, 1996 to $30.3 million in the year ended December 31, 1997. The increase was primarily attributable to the growth in the number of installed payphones. Service, maintenance and network costs in 1998 decreased to 19.0% of total revenues compared to 19.2% in the prior year. The decrease in service, maintenance and network costs as a percentage of total revenues was primarily attributable to higher payphone revenues during the year and increasing operating efficiencies achieved through increasing density in the Company's payphone routes resulting from expansion of its installed base of payphones.

         Depreciation and amortization expense increased approximately $2.2 million, or 9.2%, from $23.5 million in 1996 to $25.6 million in 1997, driven by the increase in the number of installed payphones.

         Selling, general and administrative expenses increased approximately $3.7 million, or 19.2%, from $18.9 million in the year ended December 31, 1996 to $22.6 million in the year ended December 31, 1997. The increase was primarily attributable to additional costs associated with the opening and operation of three new divisional sales and service offices and the hiring of support personnel needed to service the Company's expanding base of installed payphones.

         Other income and income expense decreased approximately $0.1 million, or 22.9%, in 1997 compared to 1996, decreasing to $0.5 million in 1997 from $0.6 million in 1996. The decrease was primarily due to a reduction in interest income as a result of lower cash balances available for investment.

         Interest expense increased approximately $0.4 million, or 3.2%, from $13.2 million in the year ended December 31, 1996 to approximately $13.6 million in the year ended December 31, 1997. This increase resulted primarily from an increase in long-term debt in the last two quarters of 1996 and during 1997 for the acquisition of payphone companies and payphone assets.

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

         The Company's loss from discontinued operations in 1996 represents a $1.8 million loss on the operations of the Company's inmate phone division. The Company also recorded a gain of $0.7 million, net of income taxes of $0.4 million from the sale of its hospitality division, and a loss of $0.1 million, net of income taxes of $0.1 million from the sale of its remanufacturing division.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and periodically, proceeds from the issuances of common stock and proceeds from the issuance of preferred stock. For 1999, quarterly revenue as a percentage of total revenue was approximately 25%, 27%, 26%, and 22%, respectively, for the first through fourth quarters of the year. In addition, for fiscal 1999 quarterly income
(loss) from operations as a percentage of total (loss) from operations was approximately (9)%, 1%, (86)%, and (6)%, respectively, for the first through fourth quarters of the year. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters that at other times during the years, while the Company's payphones throughout the Midwestern and eastern United States produce their highest call volumes during the second and third quarters.

         In 1999, operating activities generated $10.0 million of net cash, compared to a usage of $14.1 million in 1998. In 1997, the Company's operating activities generated $10.6 million of cash flow. The 1999 increase in cash from operating activities is a result of improved operating performance prior to the inclusion of the non-cash expenses related to depreciation, amortization, write-off of goodwill, write-off of location contracts, write-off of certain fixed assets, expenses associated with the issuance of stock in payment for services, and extraordinary losses on the early extinguishment of debt. In addition to the $24.1 million improvement in cash generated from earnings, lower working capital erosion contributed $2.3 million to the improvement in cash flow.

         Capital expenditures for 1999 were $7.4 million compared to $11.9 for 1998. These capital expenditures were primarily used to purchase payphone and computer equipment. Additionally, $5.1 million were used in 1999 for acquisition activities compared to $116.2 million in 1998.

         The Company's principal sources of liquidity will come from cash flow generated from operating activities and borrowings under the Company's $45 million revolving credit facility. The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At December 31, 1998, the Company had an available borrowing capacity of $27.5 million under the revolving credit facility. The Company has required amortization of Term Loans in calendar 2000 totaling approximately $21.0 million.

         Financing activities used approximately $9.0 million in cash to repay approximately $11.4 million of long-term debt and capital lease obligations. Net proceeds on the revolving line of credit provided $2.5 million in cash.

         The Company's ability to fund its operations, make capital expenditure and make scheduled payments or to refinance its indebtedness will depend upon it future financial and operating performance, which will be affected by prevailing economic conditions and financial and business and other factors, some of which are beyond its control. There can be no assurance that the Company's result of operations, cash flow and capital resources will be sufficient to fund it operations, capital expenditures, or its debt service obligations. In the absence of improved operating results, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and capital expenditures and to meet its debt service requirements and other obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therfrom.

CREDIT AGREEMENT

         In connection with the Peoples Merger the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein. The Senior Credit Facility provides for borrowings by Davel from time to time of up to $280.0 million for working capital and other corporate purposes.

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

         The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility, as amended).

         The Company is required to pay the lenders under the Senior Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit

Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Senior Credit Facility. The Administrative Agent and the other lenders will receive such other fees as have been separately agreed upon with the Administrative Agent.

         The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of EBITDA (as defined in the Senior Credit Facility and subsequent amendments), minimum interest and fixed charge ratios and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants that, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

FIRST AMENDMENT

         In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ending March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

         o Amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% highter than those in the previous pricing grid

         o Prepayment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

         o Further limitations on permitted acquisitions as defined in the Credit Agreement through June 30, 2000

         o During the period April 1, 1999 to June 30, 2000, required lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligaions outstanding exceeds $50.0 million

         o The introduction of a new covenant to provide certain operating data to the Lenders on a monthly basis

         o Increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

         o Decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

         o Decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000

         The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to the product of the Lender's commitment multiplied by 0.35%.

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

SECOND AMENDMENT

         In the first quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment"), which waived certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245 million (through a permanent reduction of the revolving line of credit to $45 million), placement of a block on the final $10 million of revolver borrowing, a fee of 35 basis points and a moritorium on acquisitions. The Second Amendment contained amendments that provided for the following:

         o Reduces the maximum available credit available on the revolving facility to $45 million

         o Amendment of the applicable percentages for Eurodollar Loans to:

           (a) 3.50% for all Revolving Loans which are Eurodollar Loans, all Tranche A Term Loans which are Eurodollar Loans, and all Letter of Credit Fees,

           (b) 4.25% for all Tranche B Tem Loans which are Eurodollar Loans,

           (c) 2.00% for all Revolving Loans which are Base Rate Loans and all Tranche A Term Loans which are Base Rate Loans,
           (d) 2.75% for all Tranche B Term Loans which are Base Rate Loans, and
           (e) 0.75% for all Commitment Fees

         o After March 9, 2000, required lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligaions outstanding exceeds $35.0 million

         o The introduction of a new covenant to provide financial statements to the Lenders on a monthly basis

         o Increases in the maximum allowable ratio of funded debt to EBITDA through the maturity date of the loan

         o Decreases in the minimum allowable interest coverage ratio through the maturity date of the loan

         o Decreases in the minimum allowable fixed charge coverage ratio through the maturity date of the loan

         o Decreases in permitted capital expenditures to $10 million annually

         o Reduction of the maximum interest period to 30 days

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

         The Company believes that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund the Company's forseeable cash requirements, including capital expenditures through December 31, 2000. There can be no assurance, however, that the Company will continue to expand at its current rate or that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

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

YEAR 2000 ISSUE

         The Company did not experience any significant problems as a result of the Year 2000. At January 1, 2000, the Company's computerized information systems recognized the 2000 date and processed information related to the operation of the payphones, as well as its internal accounting and information systems, correctly. The Company also has not experienced any problems related to its suppliers or other parties on whom it relies in providing payphone and operator services.

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Company is required to adopt the provisions of SFAS No. 133 in 2000. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company is subject to variable interest rate risk on its existing Senior Credit Facility and any future financing requirements. See "--Liquidity and Capital Resources"

         In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

         As of December 31, 1999, the Company has interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

         Based upon the Company's variable rate indebtedness and weighed average interest rates at December 31, 1999, a ten percent increase in market rates of interest would decrease future earnings and cash flows by approximately $12.0 million and would decrease the fair market value of debt by approximately $47.7 million. A ten percent decrease in market rates of interest would increase future earnings and cash flows by approximately $5.0 million and would increase the fair market value of debt by approximately $242.8 million.

         These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data

                                                                    PAGE NUMBERS
                                                                    ------------

     Independent Public Accountants Report of Arthur Andersen LLP
     for the years ended December 31, 1999, 1998 and 1997                39

     Consolidated Balance Sheets for December 31,
     1999 and 1998                                                       40

     Consolidated Statements of Operations for the years
     ended December 31, 1999, 1998 and 1997                              41

     Consolidated Statements of Shareholders'
     Equity (Deficit) for the years ended December 31,
     1999, 1998 and 1997                                                 42

     Consolidated Statements of Cash Flows for
     the years ended December 31, 1999, 1998 and 1997                    43

     Notes to Consolidated Financial Statements                          44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Davel Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Tampa, Florida
March 16, 2000

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND 1998
                 (In thousands, except per share and share data)


                                     ASSETS

                                                                                                     1999            1998
                                                                                                  ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $   7,950       $  17,162
   Restricted cash                                                                                     --               790
   Trade accounts receivable, net of allowance for doubtful
        accounts of $10,880 and $5,383, respectively                                                 22,983          30,838
   Other current assets                                                                               1,048           3,694
                                                                                                  ---------       ---------
                                                                                                     31,981          52,484
           Total current assets

PROPERTY AND EQUIPMENT                                                                              115,558         130,099

LOCATION CONTRACTS                                                                                   20,852          34,252

GOODWILL                                                                                              6,290          47,458

OTHER ASSETS                                                                                          6,080           8,725
                                                                                                  ---------       ---------
           Total assets                                                                           $ 180,761       $ 273,018
                                                                                                  =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt and obligations under capital leases                      $  21,535       $  11,525
   Accounts payable and accrued expenses                                                             27,484          34,393
                                                                                                  ---------       ---------
           Total current liabilities                                                                 49,019          45,918
                                                                                                  ---------       ---------
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                 206,509         225,451
                                                                                                  ---------       ---------
DEFERRED LONG TERM REVENUE                                                                              312              --
                                                                                                  ---------       ---------
SHAREHOLDERS' EQUITY:
   Preferred stock - $.01 par value, 900,000 shares authorized, none issues and outstanding              --              --
   Preferred stock, series A - $.01 par  value, 100,000 shares authorized, none issues and
     outstanding                                                                                         --              --
   Common stock - $.01 par value, 50,000,000 shares authorized, 11,033,628 and 10,536,155 shares
     issued and outstanding, respectively                                                               109             105
   Additional paid-in capital                                                                       127,839         126,325
   Accumulated deficit                                                                             (203,027)       (124,781)
                                                                                                  ---------       ---------
           Total shareholders' equity (deficit)                                                     (75,079)          1,649
                                                                                                  ---------       ---------
           Total liabilities and shareholders' equity (deficit)                                   $ 180,761       $ 273,018
                                                                                                  =========       =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                 (In thousands, except per share and share data)


                                                                                 1999               1998              1997
                                                                             -------------      ------------      -------------
REVENUES:

   Coin calls                                                                $    110,790       $    132,483       $    101,660
   Non-coin calls, net of dial-around compensation adjustments--Note 17            65,056             62,335             56,751
                                                                             ------------       ------------       ------------
           Total revenues                                                         175,846            195,594            158,411
                                                                             ------------       ------------       ------------

COSTS AND EXPENSES:
   Telephone charges                                                               36,783             45,582             38,886
   Commissions                                                                     42,077             52,751             39,451
   Service, maintenance and network costs                                          46,956             53,527             40,283
   Depreciation and amortization                                                   39,204             38,617             25,620
   Selling, general and administrative                                             20,563             21,525             12,553
   Non-recurring items                                                             51,224             10,814                 --
   Restructuring charge and merger-related expenses                                 1,570              4,325                 --
                                                                             ------------       ------------       ------------
           Total operating costs and expenses                                     232,435            220,600            152,368
                                                                             ------------       ------------       ------------
           Operating income (loss)                                                (56,589)           (25,782)             6,043

OTHER INCOME (EXPENSE):
  Interest expense, net                                                           (23,183)           (20,955)           (13,581)
  Loss on investment                                                                 (350)            (2,772)                --
  Other                                                                               121               (154)               497
                                                                             ------------       ------------       ------------
           Total other expense                                                    (23,412)           (23,881)           (13,084)
                                                                             ------------       ------------       ------------
           Loss from continuing operations before income taxes                    (80,001)           (49,663)            (7,041)

INCOME TAX (BENEFIT)/PROVISION                                                     (1,755)                --              2,459
                                                                             ------------       ------------       ------------

           Loss from continuing operations before extraordinary item              (78,246)           (49,663)            (9,500)
                                                                             ------------       ------------       ------------

DISCONTINUED OPERATIONS:
  Loss from operations                                                                 --                 --             (2,418)

  Gain on sale of discontinued operations                                              --                607              4,510
                                                                             ------------       ------------       ------------

           Gain (loss) on discontinued operations                                      --                607              2,092
                                                                             ------------       ------------       ------------
           Loss before extraordinary item                                         (78,246)           (49,056)            (7,408)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                                   --            (17,856)                --
                                                                             ------------       ------------       ------------
           Net loss                                                          $    (78,246)      $    (66,912)      $     (7,408)
                                                                             ============       ============       ============
BASIC AND DILUTED EARNINGS PER SHARE:  Note 14
   Loss from continuing operations before extraordinary item                 $      (7.34)      $      (5.68)      $      (1.27)
                                                                             ------------       ------------       ------------
   Gain (loss) from discontinued operations                                            --                .07                .25
                                                                             ------------       ------------       ------------
   Extraordinary loss                                                                  --              (1.98)                --
                                                                             ------------       ------------       ------------
   Net loss per share                                                        $      (7.34)      $      (7.59)      $      (1.02)
                                                                             ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                            10,659,594          9,029,285          8,407,255
                                                                             ============       ============       ============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
                                       41

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (In thousands, except share data)

                                              COMMON STOCK       ADDITIONAL                  UNREALIZED      TOTAL
                                           ------------------     PAID-IN     ACCUMULATED     LOSS ON    SHAREHOLDERS' COMPREHENSIVE
                                            SHARES     AMOUNT     CAPITAL       DEFICIT     INVESTMENT      EQUITY           LOSS
                                           --------    ------  -------------  -----------   ----------  --------------- ------------
BALANCE, December 31, 1996                 8,387,094   $   84   $    80,489   $   (50,461) $    (1,471) $    28,641     $   (13,658)

   Stock options exercised and grants of
     common stock                             51,438       --           817            --         --            817              --
   Series C preferred stock dividends
     accrued                                    --         --        (1,050)           --         --         (1,050)             --
   Preferred stock issuance cost
     accretion                                  --         --          (156)           --         --           (156)             --
   Unrealized loss on investment                --         --            --            --         (554)        (554)           (554)
   Net loss for the year ended
     December 31, 1997                          --         --            --        (7,408)        --          (7408)         (7,408)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1997                 8,438,532       84        80,100       (57,869)      (2,025)      20,290     $    (7,962)

   Stock options exercised and grants of
     common stock                            160,146        2         2,225            --         --          2,227              --
   Series C preferred stock dividends
     accrued                                    --         --        (1,464)           --         --         (1,464)             --
   Preferred stock issuance cost
     accretion                                  --         --          (158)           --         --           (158)             --
   Sale of stock                           1,000,000       10        26,529            --         --         26,539              --
   Stock issued as payment for services
     provided                                 44,659       --           751            --         --            751              --
   Stock issued for retirement of
     preferred stock                         892,977        9        17,897            --         --         17,906              --
   Option repricing                             --         --           445            --         --            445              --
   Unrealized loss on investment                --         --            --            --         (747)        (747)           (747)
   Reclassification of investment to a
     trading security                           --         --            --            --        2,772        2,772           2,772
   Fractional shares retired upon
     completion of merger                       (159)      --            --            --         --             --
   Net loss for the year ended
     December 31, 1998                          --         --            --       (66,912)        --        (66,912)        (66,912)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1998                10,536,155      105       126,325      (124,781)        --          1,649     $   (64,887)
   Stock options exercised and grants of
     common stock                            497,473        4         1,609            --         --          1,613
   Series C preferred stock dividends
     accrued                                    --         --           (95)           --         --            (95)
   Net loss for the year ended
     December 31, 1999                          --         --            --       (78,246)        --        (78,246)    $   (78,246)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1999                11,033,628   $  109   $   127,839   $  (203,027   $     --    $   (75,079)    $    78,246)
                                          ==========   ======   ===========   ===========   ==========  ===========     ===========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                                                                        1999        1998      1997
                                                                                    ----------- ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(78,246)      $ (66,912)      $ (7,408)
   Adjustments to reconcile net loss to cash flows from operating activities:
       Gain on sale of discontinued operations                                           --            (607)        (4,510)
       Losses from discontinued operations                                               --              --          2,418
       Depreciation and amortization                                                 39,204          38,617         25,620
       Increase in allowance for bad debts                                            5,497             262            606
       (Gain)/loss on sale of property and equipment                                    992             (36)          (156)
       Amortization of deferred financing charges                                       992              --             --
       Deferred taxes                                                                    --              --          1,021
       Nonrecurring items                                                                --           3,769             --
       Restructuring charge and merger-related expenses                              51,224           2,969             --
       Option repricing                                                                  --             445             --
       Recognition of unrealized loss on investment                                      --           2,772             --
       Stock based compensation                                                       1,609             751             --
       Extraordinary loss from the early extinguishment of debt                          --          17,856             --
       Payment for certain contracts                                                 (7,859)         (6,248)        (3,163)
   Changes in assets and liabilities, net of effects from acquisition:
     Accounts receivable                                                              2,358           3,374        (10,538)
     Other assets                                                                     1,970           3,984            750
     Accounts payable and accrued expenses                                           (8,019)        (15,246)         5,946
                                                                                        312              --             --
                                                                                   --------       ---------       --------
           Net cash provided by (used in) operating activities                       10,034         (14,250)        10,586

           Net cash provided by (used in) discontinued operations                        --              --           (337)
                                                                                   --------       ---------       --------
           Net cash before investing activities                                      10,034         (14,250)        10,249
                                                                                   --------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (7,441)        (11,920)        (7,024)
   Proceeds from sale of discontinued operations                                         --              --         10,625
   Purchase of payphone assets, net of cash acquired                                 (5,123)         (3,216)        (7,131)
   Purchase of Communications Central, Inc., net of cash acquired                        --        (101,644)            --
   Purchase of Indiana Telecom, net of cash acquired                                     --         (11,317)            --
   Write-off of fixed assets                                                          1,551              --             --
   Other                                                                                 --             181            407
                                                                                   --------       ---------       --------
           Net cash used in investing activities                                    (11,013)       (127,916)        (3,123)
                                                                                   --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                          --         366,500         13,660
   Payments on long-term debt                                                       (10,950)       (240,436)       (10,400)
   Net proceed (payments) on revolving line of credit                                 2,500          (1,176)
   Bond tender premium paid on early extinguishment of debt                              --         (12,929)            --
   Principal payments under capital lease agreements                                   (482)           (769)        (1,594)
   Debt issuance costs                                                                   --          (7,335)          (218)
   Repurchase of preferred stock rights                                                 (95)             --             --
   Sale of common stock                                                                  --          26,539             --
   Issuance of common stock through stock options and warrants                            4           2,227            817
                                                                                   --------       ---------       --------
           Net cash provided by (used in) financing activities                       (9,023)        133,797          1,089
                                                                                   --------       ---------       --------
           Net increase (decrease) in cash and cash equivalents                     (10,002)         (8,369)         8,215

CASH AND CASH EQUIVALENTS, beginning of period                                       17,952          25,401         17,186
                                                                                   --------       ---------       --------
CASH AND CASH EQUIVALENTS, end of period                                           $  7,950       $  17,162       $ 25,401
                                                                                   ========       =========       ========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)


1.  DESCRIPTION OF BUSINESS AND THE PEOPLES MERGER:

         Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger (defined in the following paragraph), the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 76,500 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 31 dispersed geographic locations.

         Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, the Peoples Merger was consummated between the Company and Peoples Telephone, Inc ("Peoples") on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples common stock was converted into the right to receive 0.235 of a common share of the Company and resulted in the issuance of approximately 3,812,810 shares of common stock to the common shareholders of Peoples Telephone. In addition, the outstanding shares of Peoples Telephone Series C Preferred Stock and accrued Preferred Stock dividends were converted into approximately 892,977 shares of common stock. This transaction has been accounted for as a pooling of interests, and accordingly, the financial statements of the Company have been restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations.

         Selected financial information for the combining entities included in the consolidated statements of operations for the years ended December 31, 1998 and 1997 are as follows:

                                  1998           1997
                               ---------       ---------

Total revenues
    Davel                      $  84,663       $  47,008
    Peoples                      110,931         112,235
                               ---------       ---------
        Combined               $ 195,594       $ 159,243
                               =========       =========
Net income (loss)
    Davel                      $ (13,952)      $   4,262
    Peoples                      (19,965)        (11,670)
    Non-recurring items          (10,814)           --
    Restructuring charges         (4,325)           --
    Extraordinary item           (17,856)           --
                               ---------       ---------
        Combined               $ (66,912)      $  (7,408)
                               =========       =========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interest, with Peoples consummated in December 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

         The divestitures of the Company's hospitality, remanufacturing, cellular and inmate telephone operations have been classified as discontinued operations. Accordingly, operating results and cash flows for these businesses have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.

RESTRICTED CASH

         Approximately $0 and $790 of cash on the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively, was restricted and served as collateral for the Company's performance under a letter of credit.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK

         Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 17% of the Company's payphones located in the state of Florida.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost and depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

         The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

LOCATION CONTRACTS

         Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Accumulated amortization as of December 31, 1999 and 1998 was approximately $28,689 and $30,665, respectively. During 1999, the Company determined that a permant impairment had occurred to certain of the location contracts associated with the CCI Acquisition (see Note 4). In the third quarter of 1999 the Company wrote off $7,753 of location contracts associated with this transaction.

GOODWILL

         Goodwill is amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Accumulated amortization as of December 31, 1999 and 1998 was approximately $6,833 and $7,911, respectively. During 1999, the Company determined that a permanent impairment had occurred to the goodwill associated with the CCI transaction of 1998. In the third quarter of 1999 the Company wrote off $37,865 million of goodwill associated with this transaction.

LONG-LIVED ASSETS

         The Company accounts for long-lived assets pursuant to SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount on an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the asset may be impaired. The Company does not believe that any long-lived assets are impaired at December 31, 1999 based on the estimated future cash flows of the Company. (See Goodwill).

RECOGNITION OF REVENUE

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

RECLASSIFICATION

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

3.  DISCONTINUED OPERATIONS:

INMATE TELEPHONE OPERATIONS

         On December 19, 1997, the Company sold the remaining assets of the Company's inmate phone division to Talton Holdings, Inc. ("Talton") for $10,625 in cash plus additional contingent consideration. This transaction resulted in a gain of approximately $4,242. The contingent consideration is payable within 18 months after the closing based upon a formula which generally provides for the sharing of (a) incremental profits from revenue increases on certain contracts sold to Talton and (b) profits resulting from Talton closing on pending bids initiated by the Company which result in new contracts. For financial accounting purposes, the contingent consideration will be recognized as received. The Company recorded a loss in discontinued operations of $2,418 for the year ended December 31, 1997. The inmate phone division had revenues of $11,931 in 1997.

CELLULAR OPERATIONS

         During the year ended December 31, 1998, the Company sold its investment in Shared Technologies Cellular, Inc. (STC) Common Stock resulting in a gain of $607. Accordingly, the gain from the sale of the investment is recorded in discontinued operations in the 1998 statement of operations.

4.  ACQUISITIONS:

         On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $2.2 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition was to be amortized over fifteen years using straight-line amortization (See Note 2). The following summarizes unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.

Year Ended December 31, 1997:
          Total revenues                                         $ 214,395
                                                                 =========

          Loss from continuing operations                        $ (14,031)
                                                                 =========

          Basic and diluted loss from continuing operations
          per share                                              $   (1.81)
                                                                 =========

         The allocation of the purchase price of the CCI Acquisition is summarized as follows:

         Working capital                                          $  8,892
         Property and equipment                                     46,119
         Goodwill                                                   42,541
         Identifiable intangible assets                             11,565
                                                                  --------
                                                                  $109,117
                                                                  ========

         During 1999 the Company wrote off $37,865 of goodwill related to the CCI Acquisition. (See Goodwill, Note 2 and Note 5).

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

         During the years ended December 31, 1999, 1998 and 1997, the Company made additional acquisitions, which have been accounted for as purchases. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not significant. For all transactions, the purchase price was allocated to payphones and associated assets and, in some instances, noncompete agreements and goodwill. These acquisitions included a total of 1,341, 1,516 and 2,861 payphones in 1999, 1998 and 1997, respectively, for purchase prices totaling $5,123, $3,216 and $7,131, respectively.

5.  NON-RECURRING ITEMS AND RESTRUCTURING CHARGE:

         In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a writedown of the value of the former Peoples headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes the restructuring charge and the amounts incurred during the year ended December 31, 1999.


                                                                                               MERGER
                                FACILITY         EMPLOYEE       WRITEDOWN OF                   CLOSING
                             CLOSING COSTS  TERMINATION COSTS      ASSETS         OTHER         COSTS        TOTAL
                             -------------- ------------------ --------------- ------------ ------------- -----------
Remaining reserve at
December 31, 1998              $    889             $ 1,293       $    --           $   787       $ 3,769     $ 6,738

Adjustments to certain
reserves                           (647)              1,311            --                --          (664)          0

Utilized in 1999                   (170)             (2,604)           --              (787)       (3,105)     (6,666)
                               --------             -------       -------           -------       -------     -------
Remaining reserve at
  December 31, 1999            $     72             $     0       $     0           $     0       $     0     $    72
                               ========             =======       =======           =======       =======     =======



         During the year ended December 31, 1998, the Company over-estimated restructing charges related to facilities closing costs and merger-related closing costs. The Company underestimated restucturing charges related to employee terminations. Accordingly during 1999, the Company reversed approximately $647 of the restructing reserve related to facility closing costs and $664 of the reserve related to merger closing costs. Additionally during 1999, the Company incurred an additional $1,311 of restructuring charges related to employee termination costs.

         Also during 1999, the Company recognized restructuring charges and other merger-related expense related to the Peoples Merger of approximately $1,570 related to integration and restructuring activities. The restructuring charges and other merger-related expense were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.

         In 1999 the Company recorded a non-recurring charge of approximately $51,224 which primarily related to impaired goodwill and certain other identifiable intangibles related to the CCI Acquisition. The charge was based on a review of long-lived assets and intangibles under the provisions of Statement of Financial Accounting Standards No. 121. The Company considered continued operating losses and lower cash flow than expected related to the payphones acquired in the CCI Acquisition to be the primary indicators of potential impairment. Based on the Company's estimate of discounted future cash flows, the carrying values of the assets were written down to the Company's estimate of fair value. Considerable management judgement is necessary to estimate discounted future cash flows.

6.  INVESTMENTS AND OTHER COMPREHENSIVE LOSS:

         Investments in debt and equity securities are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. During 1999, the Company wrote off its investment in Global Telecommunications Solutions, Inc. ("GTS"). Accordingly, the Company recognized a realized loss of $350 during 1999 and an unrealized loss on the investment of $2,772 during 1998 in the accompanying statement of operations. The Company's investment in GTS common stock at December 31, 1999 and 1998, respectively, was approximately $13 and $363 and is included in other assets in the accompanying consolidated balance sheets.

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

7.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

                                                         1999        1998         1997
                                                       --------    --------     -------
Balance, at beginning of period                        $  5,383     $ 5,121     $ 4,515
Charged to expense                                        7,709       1,299       4,590
Uncollected balances written off, net of recoveries      (2,212)     (1,037)     (3,984)
                                                       --------     -------     -------
Balance, at end of period                              $ 10,880     $ 5,383     $ 5,121
                                                       ========     =======     =======


8.  PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows at December 31:


                                                                                                    ESTIMATED
                                                                                                   USEFUL LIFE
                                                                       1999             1998         IN YEARS
                                                                   -----------      -----------    ------------
     Installed payphones and related equipment                        $212,441        $ 209,177          10
     Furniture, fixtures and office equipment                            9,224            8,638          5-7
     Vehicles, equipment under capital leases and other equipment        4,521            6,432          4-10
     Building and improvements                                           1,190            4,027          25
                                                                      --------        ---------
                                                                       227,376          228,274

     Less-  Accumulated depreciation                                  (132,606)        (110,871)
                                                                      --------      -----------
                                                                        94,770          117,403

     Uninstalled payphone equipment                                     20,788           11,746
     Land                                                                    -              950
                                                                      --------      -----------
                                                                      $115,558         $130,099
                                                                      ========      ===========

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                                         1999           1998
                                                      --------        ---------
        Accounts payable                              $ 12,791        $  5,498
        Taxes payable                                    2,361           5,472
        Accrued commissions                              4,972           7,551
        Accrued merger and restructuring costs              72           6,738
        Accrued telephone bills                            612           3,259
        Deferred revenue                                 1,767           1,725
        Interest payable                                   170             491
        Accrued compensation                               929           1,210
        Other                                            3,810           2,449
                                                      --------        ---------
                                                      $ 27,484        $ 34,393
                                                      ========        ========
10.  LONG-TERM DEBT:

Following is a summary of long-term debt as of December 31:


                                                                                            1999         1998
                                                                                          --------     --------
     SENIOR CREDIT FACILITY
       Term A note payable to banks at an adjusted LIBOR rate (8.9% at December
          31, 1999), interest payments due quarterly beginning March 31, 1999 and monthly beginning April 30, 2000. Principal payments due quarterly
          beginning June 30, 1999, collateralized by the Company's assets                  $115,000      $125,000

       Term B note payable to the banks at an adjusted LIBOR rate (9.5% at
          December 31, 1999), interest payments due quarterly beginning March
          31, 1999 and monthly beginning April 30, 2000. Principal payments due
          quarterly beginning June 30, 1999, collateralized by the Company's assets          94,050        95,000

       Revolving Advance on bank's line of credit at the bank's adjusted LIBOR rate (8.8% at December 31, 1999), interest due quarterly during 1999, and monthly beginning April 30, 2000. Principal due December 23, 2003,
          collateralized by the Company's assets                                             17,500        15,000

       Capital lease obligations and other notes with various interest rates and
          various maturity dates through 2002                                                 1,494         1,976
                                                                                          ---------      --------
                                                                                            228,044       236,976

     Less-  Current maturities                                                               21,535        11,525
                                                                                          ---------      --------
                                                                                          $ 206,509      $225,451
                                                                                          =========      ========



         In connection with the Peoples Merger on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly NationsBank, N.A., (the "Administrative Agent") and the other lenders named therein. The Senior Credit Facility provided for borrowings by the Company from time to time of up to $280 million for working capital and other corporate purposes. Upon consummation of the Peoples Merger, the Company redeemed $100,000 in Senior Notes that were scheduled to mature in 2002 and retired approximately $96,660 in notes payable prior to maturity. In connection with this early extinguishment of debt, the Company recognized an extraordinary loss of $17,856.

         The Senior Credit Facility was amended on April 8, 1999 (the "First Amendment"). This amendment waived compliance, for the first quarter of 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statement to the Lenders within 90 days of December 31, 1998, provided that such financial statement be delivered no later than April 15, 1999.

         Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245,000 (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10,000 of revolver borrowing. The Second Amendment also placed a moritorium on acquisitions and changed the calculation of interest rates for the Senior Credit Facility.

         Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company.

         The Company's borrowings under the Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility, as amended) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility, as amended). Base Rate Loans shall bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of NationsBank, N.A. or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans shall bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility, as amended).

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

         The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of Senior Secured Debt as a ratio of EBITDA (as defined in the Senior Credit Facility, as amended), minimum interest coverage, minimum fixed charge coverage and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants which, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness (including the Notes), liens and encumbrances and other matters customarily restricted in such agreements.

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

Annual maturities of long-term debt are as follows:

        Year ended December 31:

        2000                                 $20,950
        2001                                  30,950
        2002                                  30,950
        2003                                  35,950
        2004                                  60,167
        Thereafter                            30,083
                                              ------

        Total                               $209,050
                                            ========

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

         As of December 31, 1999, the Company has interest rate cap agreements with an aggregate notional amount of $40 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

11.  LEASE COMMITMENTS:

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

The annual minimum rental commitments under operating and capital leases are as follows:

                              OPERATING         CAPITAL           TOTAL
                              ---------         -------          -------
Year ended December 31:
2000                           $ 2,505          $   585          $ 3,091
2001                             4,498              556            5,054
2002                             3,142              352            3,494
2003                             2,066                2            2,068
2004                           -------          -------          -------
                               $12,211          $ 1,495          $13,707
                               =======          =======          =======

Rent expense for operating leases from continuing operations for the year ended December 31, 1999, 1998, and 1997 was $2,566, $1,060, and $864, respectively.

12.  INCOME TAXES:

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

The components of the provision for income taxes are as follows:

                                                  1999           1998           1997
                                                --------       --------       --------
Current provision:
    Federal                                     $ (1,755)      $     --       $  1,323

    State                                             --            108            115
Deferred provision                                    --           (108)         1,021
                                                --------       --------       --------
Income tax expense from continuing operations     (1,755)            --          2,459
Income tax expense from
    discontinued operations                           --             --             --
                                                --------       --------       --------
Total income tax expense                        $ (1,755)      $     --       $  2,459
                                                ========       ========       ========

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:

                                                  1999           1998           1997
                                                --------       --------       --------
Provision for federal income tax at the
    statutory rate (34%)                        $(26,604)      $(16,885)      $ (2,394)
State income taxes net of federal benefit         (1,770)        (1,902)          (270)
Change in valuation allowance                     16,595         17,808          5,167
Goodwill amortization                             10,380            927             --
Other, net                                          (356)            52            (44)
                                                --------       --------       --------
Income taxes from continuing operations           (1,755)            --       $  2,459
Expected income tax expense (benefit) from
    discontinued and extraordinary items              --         (6,525)           792
Change in valuation allowance                         --          6,525           (792)
                                                --------       --------       --------
Total income tax expense                        $ (1,755)      $     --       $  2,459
                                                ========       ========       ========

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                  1999                1998
                                                              -------------       -------------
Deferred Tax Assets:
    Net operating loss carryforward                            $  69,412             $  62,772
    Capital loss carryforward                                        687                   574
    Amortization                                                  14,618                12,989
    Alternative minimum tax credit carryforward                      862                 1,200
    Other                                                         17,884                10,259
                                                               ---------             ---------
    Total deferred tax assets                                    103,463                87,794
Valuation allowance                                              (71,392)              (54,797)
                                                               ---------             ---------
    Net deferred tax assets                                       32,071                32,997
                                                               ---------             ---------
Deferred Tax Liabilities:
    Depreciation                                                 (32,071)              (32,061)
    Other                                                             --                  (936)
                                                               ---------             ---------
    Total deferred tax liabilities                               (32,071)              (32,997)
                                                               ---------             ---------
Net Deferred Tax Liability                                    $      --              $      --
                                                               ---------             ---------


         As of December 31, 1999, the deferred tax asset valuation allowance increased to approximately $71,392 from $54,797 as of December 31, 1998. The increase is recorded as a component of the Company's 1999 tax provision. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. As such, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of its operating loss and capital loss carryforwards.

         At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $184,459 and capital losses of $1,826, which expire in various amounts in the years 2001 to 2019. Approximately $134,353 of the net operating loss carryforwards plus $700 of the capital loss carryforwards relate to multiple business acquisitions for which annual utilization will be limited. The net operating losses and capital losses will be subject to limitations if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

13.  CAPITAL STOCK TRANSACTIONS:

PREFERRED STOCK

         The Company's certificate of incorporation authorize 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

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

COMMON STOCK

         On June 30, 1998, the Company announced the closing of an investment by an affiliate of Equity Group Capital Investments ("EGCI"), a privately-held investment company controlled by Sam Zell. In the transaction, the EGCI affiliate invested $28,000 in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 215,531 shares, which are exercisable at a price of $32.00 per share. Proceeds of the sale were used for working capital and payment of the merger consideration for the Peoples Merger.

         In December 1998, the shareholders of the Company approved an increase in the number of shares of authorized common stock from 10,000,000 to 50,000,000 in order to accommodate issuance of stock in connection with the Peoples Merger.

STOCK OPTIONS AND WARRANTS

         The Company has several stock option plans under which options to acquire up to 2,234,525 shares may be granted to directors, officers and certain employees of the Company including the stock option plans acquired in the Peoples Merger. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the outright grant of common stock. For the years ended December 31, 1999 and 1998, respectively, 28,222 and 7,286 outright stock grants were issued. During 1998, 45,000 warrants with an exercise price of $15.60 issued in connection with the Company's initial public offering in 1993 expired. The exercise price of each option generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                   1999        1998        1997
                                                                ---------   ----------   ---------
Net loss                                        As reported     $ (78,246)  $ (66,912)   $ (7,408)
                                                Pro forma       $ (80,708)  $ (71,766)   $ (8,921)

Basic and diluted loss per common share         As reported     $   (7.34)  $   (7.59)   $  (1.02)
                                                Pro forma       $   (7.57)  $   (8.13)   $  (1.20)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: dividend yield of 0% for all years; expected volatility of 84.7%, 48.8% and 54.0%, respectively, risk-free interest rates of 5.0%, 5.4% and 5.7%, respectively, and expected life of approximately five years.

         A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below (Shares in thousands):



                                        1999                           1998                        1997
                              -------------------------     ----------------------------  ------------------
                                               WEIGHTED                    WEIGHTED                WEIGHTED
                                               AVERAGE                      AVERAGE                 AVERAGE
                                               EXERCISE                    EXERCISE                EXERCISE
                              SHARES            PRICE       SHARES           PRICE       SHARES      PRICE
                              -------          --------     ------         --------      ------    ---------
     Outstanding at
       beginning of year       1,291           $  20.88      1,136         $  20.34         903    $  19.26
     Granted                     524               5.85        407            23.98         317       23.04
     Exercised                    --                 --       (153)           13.35         (27)      13.35
     Expired                     (50)             10.33        (99)           15.60         (23)      23.95
     Cancelled                  (400)             21.90         --               --         (34)      22.85
                             -------                        ------                       ------
     Outstanding at end of
       year                    1,365           $  14.77      1,291         $  20.88       1,136     $ 20.34
                             -------           --------     ------         --------      ------     -------
     Options exercisable
       at end of year          1,051           $  13.68      1,065         $  20.03       1,946     $ 21.29
                             =======                        ======                       ======
     Weighted-average fair
       value of options
       granted during the
       year                                    $   5.79                    $  11.92                 $  6.04


The following information applies to options outstanding at December 31, 1999:


                        OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------      -------------------------------------------------------
                                                WEIGHTED
                             NUMBER             AVERAGE                                 NUMBER
                         OUTSTANDING AT         REMAINING          WEIGHTED          EXERCISABLE AT
RANGE OF EXERCISE          DECEMBER 31,        CONTRACTUAL          AVERAGE         DECEMBER 31,        WEIGHTED AVERAGE
       PRICE                  1999             LIFE (YEARS)      EXERCISE PRICE            1999           EXERCISE PRICE
-----------------       -----------------    ----------------   ----------------    -----------------   ------------------
$3.50 to $4.94               102,500              4.9             $  4.26               62,500                $  4.23
$5.38 to $6.50               408,250              5.2             $  6.23              237,349                $  6.05
$9.25 to $13.83              103,477              3.3             $ 11.57              104,950                $ 11.49
$14.13 to $19.13             350,671              2.7             $ 15.49              350,671                $ 16.06
$21.53 to $30.85             399,870              4.9             $ 25.86              295,917                $ 25.14
                           ---------                                                 ---------
                           1,364,768                               $14.50            1,051,387                $ 13.68
                           ---------                                                 ---------

         As a result of a change of control provision included in Peoples' option agreement with Mr. Jeffery Hanft (former Peoples Chairman and Chief Executive Officer), the exercise price on 250,000 options was modified from $8.50 per share to $2.80 per share which represents Peoples' average closing stock price for the 30 days prior to the announcement of the merger. A charge of $445 is included in non-recurring items in the accompanying 1998 statement of operations related to the option repricing. Upon completion of the Peoples Merger the options were converted to options for Davel Common Stock. Mr. Hanft's options are collateral for a security agreement between Mr. Hanft and the Company related to a loan which is due in September 2001.

         At December 31, 1999, approximately 1,400,000 shares of Common Stock were reserved pursuant to stock option plans.

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


                                                          1999               1998              1997
                                                     ------------       -------------     -------------
Loss from continuing operations                      $    (78,246)      $   (49,663)      $    (9,500)
Deduct:
Cumulative preferred stock dividend requirement                95             1,464             1,050
Preferred stock issuance cost accretion                      --                 158               156
                                                     ------------       -----------       -----------
Loss applicable to common shareholders               $    (78,341)      $   (51,285)      $   (10,706)
                                                     ============       ===========       ===========
Weighted average common shares outstanding             10,659,594         9,029,285         8,407,255
                                                     ============       ===========       ===========
Basic and diluted loss per share                     $      (7.34)      $     (5.68)      $     (1.27)
                                                     ============       ===========       ===========

         Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

15.  401(K) PROFIT SHARING PLAN:

         Certain subsidiaries maintain 401(k) profit sharing plans (the "Plans"). The Plans provide for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $456, $397 and $153 for 1999, 1998 and 1997, respectively. During 1999, these plans were merged into the Davel plan.

16.  STATEMENT OF CASH FLOWS:

         Cash paid for interest and income taxes and non-cash activities during the years ended December 31 was as follows:

                                                                                  1999         1998         1997
                                                                                 -------      -------     --------
Supplemental disclosures of cash flow information:
  Cash paid for :
    Interest                                                                     $22,619      $26,445      $13,737
                                                                                 -------      -------      -------
    Income taxes                                                                 $    --      $   143      $   447
                                                                                 -------      -------      -------
Non-cash activities:
  Fixed assets acquired under capital lease obligations                          $    --      $ 1,934      $   224
                                                                                 -------      -------      -------
  Common stock issued for retirement of preferred stock                          $    --      $17,906      $    --
                                                                                 -------      -------      -------
  Series C preferred stock dividends accrued                                     $    --      $ 1,464      $ 1,050
                                                                                 -------      -------      -------
  Preferred stock issuance accretion                                             $    --      $   158      $   156
                                                                                 -------      -------      -------
 Sale of certain fixed assets and a life insurance policy to the Chairman of the Board in exchange for phone switching equipment and the assumption
  of two corporate loans                                                         $    --      $    --      $   148
                                                                                 -------      -------      -------
  Note received in exchange for Hospitality Division                             $    --      $    --      $    --
                                                                                 -------      -------      -------


17.  PROVISION FOR DIAL-AROUND COMPENSATION:

         On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAYPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order, and PSPs petitioned the FCC for reconsideration of the Order. All of these petitions are currently pending. The new rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to Octoer 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

         Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue reorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

         The Company recorded dial-around compensation revenue, net of adjustments, of approximately $4.4 million for the period from November 7, 1996 through December 31, 1996, approximately $24.9 million for the period from January 1, 1997 through December 31, 1997 and approximately $27.2 million for the period from January 1, 1998 through December 31, 1998.

         The Company's counsel,Dickstein, Shaprio, Morin & Oshensky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position.

18.  RELATED-PARTY NOTES AND TRANSACTIONS:

TRANSACTIONS WITH MAJOR SHAREHOLDER AND DIRECTOR

         The Company engaged in the following transactions with the Company's largest shareholder (a Director) and former Chairman of the Board during the years ended December 31:


                                                             1999      1998      1997
                                                             ----      ----      ----
Payments made for rent of commercial real estate             $119      $ 68      $116
                                                             ====      ====      ====
Payments received for providing administrative services      $ 46      $100      $107
                                                             ====      ====      ====

         During 1997, the Company sold a life insurance policy, a house and an airplane to Mr. David Hill (former Chairman of the Board) who owned approximately 18% of the Company's outstanding common stock as of December 31, 1999. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals and the sale resulted in a gain of $273. The house and the airplane were subsequently leased back to the Company and the gain was deferred and was being recognized ratably over the term of the lease. During 1999, 1998 and 1997, the Company recognized $48, $72 and $128, respectively, of the deferred gain. Both leases were terminated in July 1999.

         Through September 1997, the Company leased long distance switching equipment from Mr. Hill for $80. In September 1997, the Company purchased this equipment for $378 which was the estimated fair market value of the equipment based upon independent appraisals.

         The Company received management advisory services from Equity Group Corporate Investments, Inc. (EGCI), an affiliate of the Company. In exchange for these services, during 1998 the Company issued to affiliates of EGCI 44,659 shares of common stock with a fair value of $751 at the date of grant. In 1999, the Company agreed to pay a fee, payable in the Company's common stock, equal to 0.35% of the enterprise value of the merger with PTC and any other merger, payable upon consummation of such merger. In connection with the advisory agreement the Company also agreed to grant stock options for ongoing consulting services. Each month EGI receives as a management fee 12,500 options at a strike price based on the closing price of the Company's common stock on the last day of the prior month.

         Also during 1999, the Company sold to Mr. David Hill a building located in Miami, Florida for $2,250. The Company believes that the terms of the sale approximate fair value for the property.

19.  COMMITMENTS AND CONTINGENCIES:

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company, Inc. (acquired by the Company on December 23, 1998) alleging that Peoples wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples initiated by PhoneTel. The Company, at this time, cannot predict the outcome of this litigation.

         In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against Peoples and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World was seeking damages alleged to exceed $10 million. In March 2000, the Company settled this complaint for an amount which approximated the Company's anticipated cost to defend the case.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

20.  SUBSEQUENT EVENTS:

         On February 28, 2000, the Company issued a press release announcing the appointment of Raymond A. Gross as Chief Executive Officer as well as the appointment of new officers positions for certain management employees.

         Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245,000 (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10,000 of revolver borrowing. The Second Amendment also placed a moritorium on acquisitions and changed the calculation of interest rate for the Senior Credit Facility.

         In March 2000, the Company settled litigation involving a suit filed in 1995 by Cellular World, Inc. (See Note 19)

21.       NEW ACCOUNTING PRONOUNCEMENTS:

         The Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The Company is required to adopt the provisions of SFAS No. 133 in 2000. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Certain unaudited quarterly financial information for the year ended December 31, 1999 and 1998, is as follows:


                                                 QUARTER ENDED
                             -----------------------------------------------------        FULL
        1999                   MARCH          JUNE         SEPTEMBER      DECEMBER        YEAR
        ----                 --------       --------       ---------      --------        ----
Total revenues               $ 45,337       $ 48,183       $ 46,547       $ 35,779     $ 180,725
Operating income (loss)        (5,110)           428        (48,289)        (3,618)      (56,589)
Net loss                      (10,400)        (5,488)       (54,467)        (7,891)      (78,246)

Net loss per share:
  Basic and diluted          $   (.99)      $   (.53)      $  (5.11)      $  (0.72)    $   (7.34)

        1998
        ----
Total revenues               $ 47,197       $ 54,061       $ 54,190       $ 40,146     $ 195,594
Operating income (loss)        (1,633)         1,154          1,583        (26,886)      (25,782)
Net loss                       (5,354)        (4,030)        (3,903)       (53,625)      (66,912)

Net loss per share:
  Basic and diluted          $   (.67)      $   (.55)      $   (.44)      $  (5.57)    $   (7.59)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The Company has eight directors. Each member of the Board of Directors will serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified.

         The following table sets forth certain information for each director.

                           DIRECTOR
                         CONTINUOUSLY
NAME                         SINCE                                   AGE
----                     ------------                              -------

Samuel Zell               June 1998                                  58

David R. Hill             April 1979                                 68

Robert D. Hill            August 1993                                48

Michael E. Hayes          December 1994                              41

F. Philip Handy           June 1998                                  55

Justin S. Maccarone       December 1998                              40

Thomas M. Vitale          July 1994                                  43

A. Jones Yorke, IV        August 1993                                68
------------------------------------------------------------------------------


         Samuel Zell, Chairman of the Board of Directors, became a director in June 1998. Mr. Zell was the founder, and serves as Chairman of Equity Group Investments, L.L.C. ("EGI") and President of EGI-DM Investments, L.L.C. ("EGI-DM") (a principal shareholder of the Company). The managing member of EGI-DM, with sole power to direct the vote and disposition of securities held by EGI-DM, is Samstock/SIT, L.L.C., which is indirectly owned by a trust formed for the benefit of Samuel Zell and members of his family. Mr. Zell is a Board designee of EGI-DM pursuant to the Investment Agreement dated April 19, 1999 among the Company, EGI-DM and David Hill (the "Investment Agreement") which amends and restates a prior agreement among Davel Communications Group, Inc., David Hill and Samstock, L.L.C. Mr. Zell is also a member of the Board of Directors and serves as the Chairman of the Board of Anixter International Inc., a value-added provider of integrated networking and cabling solutions; American Classic Voyages, Co., a passenger cruise line; Chart House Enterprises, Inc., an owner and operator of restaurants; Manufactured Home Communities, Inc., a real estate investment trust that owns and operates manufactured home communities; Capital Trust, Inc. a specialized real estate finance company; and Danielson Holding Corporation, a financial services and investment company. Mr. Zell is a member of the board of trustees and serves as Chairman of the Board of Equity Residential Properties Trust, an apartment real estate investment trust, and Equity Office Properties Trust, an office real estate investment trust. Mr. Zell is also a non-executive director of RAMCO Energy plc.

         David R. Hill founded the Company's predecessor, Davel Communications Group, Inc., and its subsidiaries. He served as the Chief Executive Officer of the Company from October 1993 through December 1994 and as Chairman of the Board until July 1999. Mr. Hill is a self-appointed Board designee pursuant to the Investment Agreement. Mr. Hill is the father of Robert D. Hill.

         Robert D. Hill joined the Company in 1981 as the general manager of its largest telephone remanufacturing facility. Between January 1990 and December 1994, he served as the Company's President. From January 1995 until November 1999, he served as the Company's President and Chief Executive Officer. Mr. Hill is a Board designee of David Hill pursuant to the Investment Agreement.

         Michael E. Hayes joined the Company in September 1992 as its Controller and Treasurer. Mr. Hayes became Vice President and Chief Financial Officer in August 1993, a Senior Vice President in January 1996 and Chief Operating Officer in August 1999. In March 2000, Mr. Hayes was promoted to Chief Operating Officer and President. Mr. Hayes is a Board designee of David Hill pursuant to the Investment Agreement.

         F. Philip Handy was appointed to the Board of Directors in June 1998. Mr. Handy is a Board designee of EGI-DM pursuant to the Investment Agreement. Mr. Handy is a private investor. He was a managing director of Equity Group Corporate Investments, a division of EGI, from September 1997 through December 1999. Mr. Handy is Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980. He also serves as a director of Anixter International, Inc., Banca Quadrum, S.A., Inc., Chart House Enterprises, Inc., Transmedia Network Inc. and Wink Communications, Inc.

         Justin S. Maccarone was appointed to the Board of Directors following the Company's merger with Peoples Telephone Company, Inc. ("PTC") in December 1998. Mr. Maccarone is a partner in UBS Capital II LLC, a private investment firm, and its affiliate UBS Capital LLC. Prior to joining UBS Capital in 1993, he was a Senior Vice President with GE Capital Corporation

         Thomas M. Vitale was appointed to the Board of Director in August 1995. Mr. Vitale has been a partner of Mayer Brown & Platt, a national law firm, since 1991.

         A. Jones Yorke has been the Chairman of the Board of Auerbach Financial Group, a financial holding company, since August 1998. From March 1997 to June 1998, Mr. Yorke was the Chairman of Weatherly Securities Corp., a registered securities dealer. From September 1995 to March 1997 he was President of Coleman & Company Securities Corp., a registered securities dealer. Mr. Yorke was Chairman of Auerbach, Pollack & Richardson, Inc., a registered securities dealer, from September 1994 to September 1995. Mr. Yorke also serves as Chairman of 42nd Street Development Corporation, a not-for-profit corporation, and a director of Austins Steaks & Saloon Inc.

EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the Company's executive officers and their positions with the Company:

NAME                         AGE                   POSITION
----                         ---                   --------

Raymond A. Gross             50              Chief Executive Officer

Michael E. Hayes             41              President and Chief Operating
                                             Officer

William K. Breaden           40              Chief Financial Officer
                                             Senior Vice President and Treasurer

Bruce W. Renard              46              Senior Vice President of Regulatory
                                             Affairs, General Counsel and
                                             Secretary

Lawrence T. Ellman           47              Senior Vice President of National
                                             Accounts

Bruce Forsyth                44              Senior Vice President of Marketing
-------------------------------------------------------------------------------

         Raymond A. Gross was appointed as CEO by the Board of Directors on February 28, 2000. Mr. Gross was formerly Chief Operating Officer of BHI Holdings, now Carlisle Holdings LTD and President of Carlisle's U.S. subsidiary, One Source. Prior to 1998, Mr. Gross was Senior Vice President of ADT Security Services responsible for directing the residential business unit, corporate marketing and negotiating strategic business alliances. From 1993 to 1996, Mr. Gross was President and CEO of Alert Centre, Inc., a publicly traded alarm company. Prior to 1993, Mr. Gross held various executive positions in the telecommunications and computer services industries.

         William K. Breaden has been Senior Vice President and Chief Financial Officer since November 1999 when he joined the Company. In March 2000, Mr. Breaden was also named Treasurer. Between 1990 to 1999, Mr. Breaden served as Corporate Controller, International Controller and North American Controller with Spalding Holding Corporation, a manufacturer and marketer of sporting goods. From 1981 to 1990 he served on the audit staff of Deloitte & Touche L.L.P.

         Bruce W. Renard joined the Company as Senior Vice President of Regulatory and External Affairs and Associate General Counsel in December 1998, subsequent to the Peoples Merger. He has served as General Counsel since July 1999. At Peoples, Mr. Renard served in the positions of General Counsel and Executive Vice President of Regulatory Affairs from February 1996 to December 1998 and General Counsel and Vice President of Regulatory Affairs from January 1992 to February 1996. From September 1991 to December 1991, Mr. Renard was a sole practitioner specializing in legal and regulatory consulting services to the telecommunications and utility industries. From August 1984 to September 1991, Mr. Renard was a partner with the Florida law firm of Messer Vickers, Caparello, French & Madsen, managing the utility and telecommunications law sections of the firm. Mr. Renard also serves as a director and Chairman of the Legal Committee for the American Public

Communications Council, the national public communication trade organization, and as a director of several state public communication trade organizations.

         Lawrence T. Ellman has been Senior Vice President of National Accounts since December 1998 when he joined the Company following the Peoples Merger. Mr. Ellman was at Peoples from 1994 through 1998 and held several sales related positions including Executive Vice President/President National Accounts. Prior to joining Peoples, Mr. Ellman was President of Atlantic Telco, Inc., an independent pay telephone provider operating in the Northeastern United States. Mr. Ellman has served as Treasurer and a member of the board of directors for the American Public Communications Council as well as President and Chairman of the Board for the Mid-Atlantic Payphone Association.

         Bruce Forsyth, Senior Vice President of Marketing, joined the Company in July 1999. Prior to that time, Mr. Forsyth was a Vice President with Intermedia Communications from 1996 to 1999 in its sales, marketing and planning departments. From 1987 to 1996 he was with Frontier Communications in their Marketing and Consumer Account Divisions. From 1986 to 1987 he was with MCI and was with Rochester Telephone from 1979 to 1986.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and related regulation require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commision. Specific due dates have been established, and the Company is required to disclose in this
Item 10 any failure to file by these dates during 1999. All reporting persons of the Company satisfied these filing requirements, except the following:

         The forms 5 for the year ended December 31, 1999 for each of Messrs. Breaden, Ellman, Forsyth, Hayes, David Hill, and Renard were filed four days later; and forms 3 have not been filed for Messrs, Breaden, Forsyth and Gross.

         In making these disclosures the Company has relied on written representations of reporting persons and copies filed with the Commission.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The business of the Company is under the general management of the Board of Directors as provided by the laws of Delaware, the Company's state of incorporation. The Board of Directors held eight meetings during 1999. Between Board meetings, Board responsibilities are delegated to the Executive Committee, comprised of Messrs. Zell and Robert Hill. The Executive Committee was formed in 1999 and has held no meetings.

         Compensation for all senior employees, including officers of the Company, is determined by the Compensation Committee. The Compensation Committee also administers the Company's Stock Option Plan. The Compensation Committee met once in 1999. Messrs. Handy, Yorke and Vitale constitute the Compensation Committee.

         The Audit Committee consists of Messrs. Vitale and Yorke. The Audit Committee held one meeting during 1999. The Audit Committee performs the following principal functions: (i) review of the quarterly and year-end financial statements with the Company's outside auditors, internal accounting staff and management; (ii) review of the scope of the external audit and internal reports with the outside auditors, internal accounting staff and management; (iii) review of the outside auditor's management letter; (iv) recommendation of the selection of outside auditors; (v) review of the quality and depth of the Company's internal audit, accounting and financial staffs; and (vi) review and approval of the rendering of audit and nonaudit services by the outside auditors.

         The Board has not established a nominating committee or a committee serving a similar function. Nominations are made by the full Board of Directors. There are at present no mandatory retirement ages stipulated either for officers or members of the Board of Directors.

COMPENSATION OF DIRECTORS

         Through December 31, 1995, the Company did not pay cash compensation for service as directors. In 1996, the Company began paying cash compensation to directors who are not employees of the Company in the amount of $2,500 per meeting of the Board of Directors or of any committee thereof. In April 1998, the Board approved a resolution to eliminate the per-meeting payment and to begin paying (effective as of the date of the 1998 Annual Meeting) an annual cash retainer to directors who are not employees in the amount of $20,000. In July 1999, the Board approved a resolution to eliminate the cash retainer and to begin granting, on the date of each annual meeting (effective as of the 1999 Annual Meeting), to each non-employee director 18,000 options to purchase Common Stock of the Company at a strike price equal to the market price of the Common Stock as of the close of business immediately preceding the date of grant. Directors of the Company who are not employees of the Company are also reimbursed for their out-of-pocket expenses associated with attending meetings of the Board of Directors and committees and are eligible to receive options granted pursuant to the Company's Directors' Stock Option Plan.

         The Company provides Mr. Yorke with individual health insurance coverage.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables and notes set forth the compensation of the Company's Chief Operating Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL  COMPENSATION                             LONG-TERM COMPENSATION
                                            --------------------                             ----------------------
                                                                                                     SECURITIES
NAME AND PRINCIPAL                                                   OTHER ANNUAL     RESTRICTED     UNDERLYING      ALL OTHER
POSITION                         YEAR        SALARY        BONUS    COMPENSATION(2)  STOCK AWARDS      OPTIONS    COMPENSATION (3)
---------                        ----        ------       --------  ---------------  ------------    ----------   ----------------
  Michael E. Hayes               1999      $   56,000        (1)              --        $ 50,998(7)    129,170      $      --
  President and Chief            1998         170,000     25,500              --              --        88,920          3,138(3)
  Operating Officer (4)          1997         120,000     49,200              --          30,000        10,613          1,693(3)

  William K. Breaden             1999      $   20,000        (1)              --        $  3,284(7)     35,000      $      --
  Senior Vice-President          1998              --         --              --              --            --             --
  and Chief Financial            1997              --         --              --              --            --             --
  Officer (5)

  Bruce W. Renard                1999      $  158,000        (1)              --        $ 38,249(7)     47,750      $ 192,500(8)
  Senior Vice-President          1998         346,000         --              --              --            --             --
  of Regulatory and              1997         192,500    140,425              --          37,500            --             --
  External Affairs
  Secretary and General
  Counsel

  Lawrence T. Ellman             1999      $  158,000        (1)              --        $ 38,249(7)     47,750      $ 223,800(8)
  Senior Vice President          1998         284,000         --              --              --            --             --
  of National Accounts           1997         170,000     42,850              --          37,500            --             --

  Bruce Forsyth                  1999      $   71,000        (1)              --        $ 20,914(7)     40,000      $      --
  Senior Vice President          1998             --          --              --              --            --             --
  of Marketing (6)               1997             --          --              --              --            --             --

-------------------
(1)  Bonuses in 1999 were paid in the form of restricted common stock grants.

(2) Other Annual Compensation was paid in the form of perquisites and was less than the level required for reporting.

(3) All Other Compensation represents the Company's contributions, both vested and not vested, to the Company's defined contribution plan.

(4) Mr. Hayes served as Acting Chief Executive Officer during November and December of 1999. Raymond A. Gross was appointed Chief Executive Officer in February 2000 at an annual salary of $325,000.

(5)  Mr. Breaden was hired in November 1999 at an annual salary of $175,000.

(6)  Mr. Forsyth was hired in July 1999 at an annual salary of $155,000.

(7) Granted pursuant to the Restricted Stock Option Plan dated January 25, 2000, which states that each grant of shares shall specify the applicable restrictions on such shares, the duration. No shares have yet been issued under this plan.

(8)  All other compensation represents severance payments from Peoples.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                              INDIVIDUAL GRANTS
                                              -----------------

                           NUMBER OF
                           SECURITIES      PERCENT OF TOTAL     EXERCISE                    POTENTIAL REALIZABLE
                           UNDERLYING       OPTIONS GRANTED   OR BASE PRICE    EXPIRATION           VALUE (1)
NAME                     OPTIONS GRANTS      TO EMPLOYEES       ($/SHARE)         DATE         0%      5%   10%
----                     --------------    ----------------   -------------    ----------    --------------------
Michael E. Hayes (4)     41,420 (2)              7%               $6.50         4/21/04     $269,230/$327,251/$394,180
                         12,750 (3)              2%               $5.38         6/30/04     $68,531/ $83,300/$100,337

William K Breaden  (5)   35,000 (4)              6%               $4.25        11/05/04     $148,750/ $180,807/$217,785

Bruce W. Renard          30,000 (5)              5%               $6.50         4/22/09     $68,531/ $83,300/$100,337
                         12,750 (3)              2%               $5.38         6/30/04     $195,000/ $237,024/$285,500

Lawrence T. Ellman       30,000 (5)              5%               $6.50         4/22/09     $68,531/ $83,300/$100,337
                         12,750 (3)              2%               $5.38         6/30/04     $195,000/ $237,024/$285,500

Bruce Forsyth            25,000 (6)              4%               $6.31         7/13/04     $157,813/ $191,822/$231,053

-----------------
(1) The values shown are purely hypothetical and have been calculated on the assumption that the value of the Common Stock underlying an option appreciates at the specified rate (0%, 5% or 10% per annum) from the date of the grant of the option until its expiration. In fact, the options cannot be valued without prediction of the future movement of the price of the Common Stock. The amount realized from the options disclosed in this table will depend upon, among other things, the continued employment of the recipient of the option and the actual performance of the Common Stock during the applicable period.

(2) Granted on April 21, 1999 13,807 options exercisable on October 21, 1999, 13,807 options exercisable on April 21, 2000, 13,806 options exercisable on April 21, 2001.

(3)  Granted on June 30, 1999.  Exercisable on December 30, 1999.

(4) Granted on November 15, 1999. Options become exercisable as follows: 11,667 options on May 15, 2000; 11,667 options on November 15, 2000, and 11,666 options on November 15, 2001.

(5)  Granted on April 22, 1999.  Exercisable on October 22, 1999.

(6)  Granted on July 13, 1999.  Exercisable on January 13, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

                                                                                        VALUE OF               VALUE OF
                                                                                       UNEXERCISED            UNEXERCISED
                                                                                       IN-THE-MONEY          IN-THE-MONEY
                    NUMBER OF                                                           OPTIONS AT            OPTIONS AT
                     SHARES                         NUMBER OF SHARES UNDERLYING          YEAR-END           DECEMBER 31, 1999
                    ACQUIRED         VALUE        UNEXERCISED OPTIONS AT YEAR END      EXERCISABLE/           EXERCISABLE/
NAME               ON EXERCISE    REALIZED (1)     EXERCISABLE/UNEXERCISABLE (2)     UNEXERCISABLE (2)      UNEXERCISABLE (3)
----               -----------    ------------    -------------------------------    -----------------     ------------------
Michael E. Hayes        --            --                        --                          --                      --

William K Breaden       --            --                        --                          --                      --

Bruce W. Renard         --            --                        --                          --                      --

Lawrence T. Ellman      --            --                        --                          --                      --

Bruce Forsyth           --            --                        --                          --                      --

------------------
[THERE WERE NO OPTION EXERCISES IN THE LAST FISCAL YEAR]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information as of December 31, 1999, with respect to the beneficial ownership of the Company's Common Stock by
(i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors and executive officers and (iii) by all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting power and investment power with respect to the shares attributed to him and such person's address is c/o Davel Communications, Inc., 10120 Windhorst Road, Tampa, Florida 33619.


                                                  NUMBER OF SHARES
NAME (1)                                         BENEFICIALLY OWNED   PERCENTAGE OF CLASS
--------                                         ------------------   -------------------

Samuel Zell (3) (13)                                      1,807,800          16.3%
David R. Hill (3) (4)                                     2,153,945          19.4%
Robert D. Hill (3) (5)                                      185,086           1.7%
Michael E. Hayes (2) (3) (6)                                156,105           1.4%
Lawrence T. Ellman (2) (7)                                   90,347            *
Bruce W. Renard (2) (8)                                     106,797           1.0%
F. Philip Handy (3) (9)                                      73,010            *
Justin S. Maccarone (3) (10)                                927,427           8.4%
William K. Breaden (2)                                       12,278            *
Bruce Forsyth (2)                                            33,891            *
Thomas M. Vitale (3) (11)                                    46,000            *
A. Jones Yorke (3) (12)                                      41,000            *
EGI-DM Investments, L.L.C. (14)                           1,773,800          16.1%
Goldman, Sachs & Co. (15)                                 1,045,566           9.5%
UBS Capital II LLC (16)                                     927,427           8.4%
Heartland Advisors, Inc. (17)                               879,054           8.0%
Ann Lurie (18)                                              737,059           6.7%
All current directors and executive                       5,633,686          51.1%
directors as a group (12 persons) (19)

---------------------
*Less than 1%

(1) For purposes of calculating the beneficial ownership of each stockholder, it was assumed (in accordance with the Securities and Exchange Commission's definition of "beneficial ownership") that such stockholder had exercised all options, conversion rights or warrants by which such stockholder had the right, within 60 days, to acquire shares of such class of stock.
(2)      Such person is an employee of the Company.
(3)      Such person is a director of the Company.
(4) Includes 284,412 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(5) Includes 91,250 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(6) Includes 57,488 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(7) Includes 83,231 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(8) Includes 99,681 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(9) Includes 20,000 shares that are owned by Blaine Trust, a trust for which Mr. Handy acts as co-trustee.
(10) Includes 34,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan, and 892,977 shares beneficially owned by UBS Capital II LLC that Mr. Maccarone could be deemed to beneficially own as a result of being a principal of UBS Capital II LLC. Mr. Maccarone disclaims beneficial ownership of such shares.
(11) Includes 46,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.
(12) Includes 41,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan.
(13) Includes 34,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan and 1,773,800 shares beneficially owned by EGI-DM Investments, L.L.C. (including warrants to acquire 299,513 shares) that Mr. Zell could be deemed to beneficially own as a result of his relationship to EGI-DM. Mr. Zell disclaims beneficial ownership of such shares. The managing member of EGI-DM, with the sole power to direct the vote and disposition of securities held by EGI-DM, is Samstock/SIT, L.L.C. ("Samstock/SIT"). The sole member of Samstock/SIT is a trust formed for the benefit of Mr. Zell and members of his family. Mr. Zell is the President of both EGI-DM and Samstock/SIT. The principal business address for each of EGI-DM, Samstock/SIT and Samuel Zell is c/o Equity Group Investments, L.L.C., Two North Riverside Plaza, Chicago, Illinois 60606.
(14) Includes warrants to purchase 299,513 shares with an exercise price of $32.00 per share from the Company and certain individual stockholders. Mr. Zell disclaims beneficial ownership of such shares and warrants.
(15) Based on a Schedule 13G filed on February 12, 1999. The address of Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004.
(16) Based on a Schedule 13D/A filed on January 14, 1999. Includes 16,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan. The address of UBS Capital II LLC is 299 Park Avenue, New York, NY 10171.
(17) Based on a Schedule 13G filed January 19, 1999. The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(18) Based on a Schedule 13G filed on November 29, 1999. Includes shares owned by the Ann Lurie Revocable Trust, of which Ms. Lurie is the sole trustee, and the Robert H. and Ann Lurie Trust, of which Ms. Lurie is a co-trustee. Ms. Lurie's address is Two North Riverside Plaza, Suite 1500, Chicago, IL 60606.
(19) Includes 967,641 shares that could be acquired within 60 days upon the exercise of options and 299,513 shares that could be acquired within 60 days upon the exercise of warrants.

ITEM 13.  CERTAIN TRANSACTIONS

          The Company has entered into certain transactions with Mr. David R. Hill, who is a director. The Company leased an aircraft and residential real estate from Mr. David Hill, for which the Company paid Mr. Hill $82,300 and $13,000 in 1999 and 1998, respectively. Both leases were terminated in July 1999. The Company also leased office space in Jacksonville, Illinois from Mr. Hill, which it paid aggregate amounts of $118,600, $68,000 and $116,000 and in 1999, 1998 and

1997, respectively. Until September 1997, the Company also leased long distance switching equipment from Mr. Hill for which it paid $80,000. In September 1997, Davel purchased the equipment from Mr. Hill for $378,000 which was its estimated fair market value equipment based upon independent appraisals.

         During 1999 the Company sold to Mr. David Hill a building located in Miami, Florida for $2,250,000. The Company believes that the terms of the sale are at least as favorable to the Company as those that could have been obtained from unrelated parties at the time it was entered into.

         In addition, the Company received payments from Mr. Hill for administrative services provided to him by certain employees of the Company in the aggregate amounts of $45,900 and $100,000 and $107,000 in 1999, 1998 and 1997, respectively.

         In connection with advisory services provided by EGI, an affiliate of EGI-DM, to the Company, the Company has paid EGI a fee, payable in the Company's Common Stock, equal to 0.35% of the enterprise value of the Peoples Merger and any other merger, payable upon consummation of such merger. In connection with the advisory agreement the Company also agreed to grant stock options to EGI for ongoing consulting services. Each month EGI receives 12,500 options at a strike price based on the closing price of the Company's Common Stock on the last day of the prior month. To date, options have been accrued but not issued.

         Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the Compensation Committee was, at any time during 1999 or previously, an officer or employee of the Company or any subsidiary of the Company, nor has any member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Securities Act of 1933, as amended.

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

         Reports on Form 8-K.

         On March 1, 2000 the Company filed a Current Report on Form 8-K, dated February 28, 2000, with the Securities and Exchange Commission, reporting the appointment of Raymond A. Gross as Chief Executive Officer, as well as appointing other officers.

                                  EXHIBIT INDEX

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

3.2 Restated By-laws of Davel Communications, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (Registration No. 333- 67617) dated November 20, 1998.4.1 Rights Agreement, dated as of December 15, 1998, between Davel Communications, Inc. and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, including the form of Certificate of Designation, Preferences and Rights of Junior Participating Preferred Stock, Series A attached thereto as Exhibit A, the form of Rights Certificate attached thereto as Exhibit B and the Summary of Rights attached thereto as Exhibit C (incorporated by reference to the Company's Registration Statement on Form 8-A, filed with the Commission on December 23, 1998).

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

10.8 Voting Agreement, dated June 11, 1998, between Davel Communications Group, Inc. and ING (U.S.) Investment Corporation (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Commission on June 23, 1998).

10.9 Stock Purchase Agreement, dated May 14, 1998, by and between Davel Communications Group, Inc. and Samstock, L.L.C. (incorporated by reference to Exhibit 10.1 to current report on Form 8K filed with the commission on June 23, 1998).

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

10.19 First Amendment to Credit Agreement and Consent and Waiver, dated as of April 8, 1999, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit
         10.1 to Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999).

10.20 Second Amendment to Credit Agreement and Consent and Waiver, dated as of March 9, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto (filed herewith).

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

10.29 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Bruce W. Renard (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.30 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Lawrence T. Ellman (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed with the Commission on January 6, 1999).

10.31 Employment and Non-Competition Agreement, dated as of February 28, 2000, by and between Davel Communications, Inc. and Raymond A. Gross (filed herewith).

10.32 Investment Agreement dated April 19, 1999 among Davel Communications, Inc., Samstock L.L.C. and EGI-Davel Investors, L.L.C. (filed herewith).

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

                           DAVEL COMMUNICATIONS, INC.
Date:  March 30, 2000

                   /s/ RAYMOND A. GROSS         WILLIAM K. BREADEN
                   ---------------------        ------------------
                      Raymond A. Gross          William K. Breaden
                   Chief Executive Officer      Senior Vice President, Treasurer
                                                and Chief Financial Officer

POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Raymond A. Gross and Michael E. Hayes, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10K with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                              TITLE                           DATE
 /s/ SAMUEL ZELL                Chairman of the Board of Directors            March 30, 2000
----------------
Samuel Zell

 /s/ RAYMOND A. GROSS           President, Chief Executive Officer            March 30, 2000
-------------------------
Raymond A. Gross

 /s/ MICHAEL E. HAYES           President and Chief Operating Officer         March 30, 2000
-------------------------       and Director
Michael E. Hayes

/s/ DAVID R. HILL               Director                                      March 30, 2000
-------------------------
David R. Hill

/s/ ROBERT D. HILL              Director                                      March 30, 2000
-------------------------
Samuel Zell

/s/ F. PHILIP HANDY             Director                                      March 30, 2000
-------------------------
F. Philip Handy

/s/ JUSTIN S. MACCARONE         Director                                      March 30, 2000
-------------------------
Justin S. Maccarone

/s/ THOMAS M. VITALE            Director                                      March 30, 2000
-------------------------
Thomas M. Vitale

/s/ A. JONES YORKE              Director                                      March 30, 2000
-------------------------
A. Jones Yorke