Form 10-K/A
period 1999-12-31
DAVEL COMMUNICATIONS INC
filed 2000-03-29
CIK 1072881

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                EXPLANATORY NOTE


         On March 27, 2000, a draft of the Annual Report on Form 10-K for Davel Communications, Inc. was inadvertently filed with the Securities and Exchange Commission prior to its being finalized. This Amendment No. 1 on Form 10-K/A supersedes and replaces in its entirety the March 27 filing.

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


         PURSUE STRATEGIC ACQUISITIONS. The Company is currently restricted from making acquistions by the Second Amendment to the Credit Agreement (see "Liquidity and Capital Resource-Second Amendment"). However, the Company will continue to seek key opportunities, as strategic acquisitions have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Any acquistion would require appoval from the lenders. Concentrating its payphones in close proximity allows the Company to plot more efficient collection routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company's network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones around its regional offices, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. For example, since integrating the Peoples Merger, Davel has been able to increase the number of payphones per technician to an average of 222 in 1999 from 186 in 1998 as a result of greater payphone density, workforce rationalizations and computerized route design.


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

         Listed below is a summary of acquisitions completed by the Company, Old Davel or Peoples Telephone during 1999, 1998 and 1997.



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
                                                               ===========   ==============

OPERATIONS

         As of December 31, 1999 and December 31, 1998, the Company owned and operated 74,869 and 84,384 payphones, respectively.

COIN CALLS


         The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and independent payphone companies could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997. The Company is also testing, in limited areas, a $0.50 per call rate for local calls. See "--Effect of Federal Regulation of Local Calls and Dial-Around Calls."


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

PAYPHONE BASE


         In addition to payphones acquired by the Company (see "--Acquisitions"), the Company's payphone base includes payphones installed by the Company. The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net increase (decrease) in Company payphones in operation.


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


         o create a standard regulatory scheme for all public payphone service providers;

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

OTHER PROVISIONS OF THE 1996 TELECOM ACT AND FCC RULES

         As a whole, the 1996 Telecom Act and FCC Rules significantly alter the competitive framework of the payphone industry. The Company believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the 1996 Telecom Act which make it impossible for the Company to provide assurance that the 1996 Telecom Act will result in a long-term positive impact. The Company has identified the following such uncertainties:


o Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act; and


o The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Proceedings are now pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to resolve these issues.

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


o The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions exist with respect to 0+ local and 0- call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action; and


o The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, and the matter can be readdressed as circumstances change.

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

ITEM 2.  PROPERTIES


         The Company leases approximately 48,500 square feet of space in Tampa, Florida that includes two locations for executive office space, a divisional office for payphone operations and facilities for the assembly and repair of payphones. The Company also leases approximately 30 division offices for payphone operations in various geographic locations. In addition, the Company operates a regional distribution and assembly center in approximately 10,000 square feet of space in Jacksonville, Illinois, which the Company leases pursuant to an agreement with David Hill, who is a Davel director and major shareholder. The Company also leases from Mr. Hill 18,000 square feet of warehouse space used for the storage and distribution of inventory and filing materials in Jacksonville, Illinois pursuant to an agreement.


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


                     None during the fourth quarter of 1999

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

         DIVIDENDS. The Company did not pay any dividends on its Common Stock during 1999 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain cash to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Senior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.


         RECENT SALES OF UNREGISTERED SECURITIES. On June 29, 1998, Old Davel sold to EGI-Davel Investors, L.L.C. 1,000,000 shares of its common stock, no par value, and warrants for 218,750 shares of common stock at $32.00 per share. The aggregate consideration for the shares and warrants was $28 million, which was used by Old Davel for working capital and payment of the merger consideration for the Peoples Merger. The sale to EGI-Davel Investors, L.L.C. was made pursuant to an exemption from registration, pursuant to Section 4(2) of the Securities Act.

         In addition, as part of the Peoples Merger, the Company issued warrants for an aggregate of 229,124 shares of Common Stock exerciseable at $22.34 per share, to Bank Austria Creditanstalt American Corporation and to former partners of Appian Capital Partners, L.L.C., each of whom had held warrants of Peoples Telephone prior to the Peoples Merger. The warrants were issued in exchange for the warrants of Peoples Telephone and no additional consideration was paid to the Company. The issuance of the warrants was made pursuant to
Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


         The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                           Year ended December 31, (1)
                                                        -----------------------------------------------------------------
                                                                      (In thousands, except per share data)
                                                        -----------------------------------------------------------------
                                                          1999          1998 (2)      1997           1996         1995
                                                        ---------     ----------    ---------     ---------     ---------
OPERATING DATA:
Revenue                                                 $ 175,846     $ 194,818     $ 158,411     $ 143,979     $ 144,192
Expenses                                                  232,435       220,600       152,368       140,665       146,516
                                                        ---------     ---------     ---------     ---------     ---------
                                                          (56,589)      (25,782)        6,043         3,314        (2,324)
Operating (income) loss

Other expense                                              23,412        23,881        13,084        12,519        10,844
Income taxes                                               (1,755)           --         2,459         1,868         2,186
                                                        ---------     ---------     ---------     ---------     ---------
Loss from continuing operations before
     Extraordinary item                                   (78,246)      (49,663)       (9,500)      (11,073)      (15,354)

Gain (loss) from discontinued operations                       --           607         2,092        (1,114)      (17,867)

Extraordinary loss from extinguishment of debt                 --       (17,856)           --            --        (3,327)
                                                        ---------     ---------     ---------     ---------     ---------
Net loss                                                $ (78,246)    $ (66,912)    $  (7,408)    $ (12,187)    $ (36,548)
                                                        =========     =========     =========     =========     =========
Basic and diluted loss per share:
     Continuing operations before extraordinary item    $   (7.35)    $   (5.68)    $   (1.27)    $   (1.47)    $   (1.92)
     Gain (loss) from discontinued operations                  --          0.07          0.25         (0.13)        (2.18)
     Extraordinary loss from extinguishment of debt            --         (1.98)           --            --         (0.40)
     Net loss                                           $   (7.35)    $   (7.59)    $   (1.02)    $   (1.60)    $   (4.50)
Weighted average common shares outstanding                 10,660         9,029         8,407         8,317         8,236

BALANCE SHEET DATA:
Total assets                                            $ 180,761     $ 273,018     $ 180,786     $ 184,732     $ 193,399
Long-term debt and obligations under capital leases,
     Less current maturities                              206,509       225,451       107,076       106,956       102,782
Manditorily redeemable preferred stock                         --            --        16,284        15,079        13,886
Shareholders' equity (deficit)                            (75,079)        1,649        20,290        28,641        42,278

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


         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone; this is commonly referred to as "dial-around" access. See "--Regulation." The Company also derives revenue from certain LECs for intraLATA non-coin calls. See "--Operations."


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

RESULTS OF OPERATIONS


         The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Amendment No. 1 to Annual Report on Form 10-K/A, expressed as a percentage of total revenues.




                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     1999         1998         1997
                                                                 ----------     ---------     --------
REVENUES:

Coin calls                                                            63.0%        68.0%        64.2%
Non-coin calls, net of dial-around compensation adjustments           37.0         32.0         35.8
                                                                     -----        -----        -----

Total revenues                                                       100.0        100.0        100.0
                                                                     -----        -----        -----

COSTS AND EXPENSES:
Telephone charges                                                     20.9         23.4         24.5
Commissions                                                           23.3         24.1         22.6
Service, maintenance and network costs                                23.9         27.1         24.9
Depreciation and amortization                                         22.3         19.8         16.2
Selling, general and administrative                                   12.0         11.0          7.9
Non-recurring items                                                   29.1          5.6           --
Restructuring charge                                                   0.9          2.2           --
                                                                     -----        -----        -----
Total operating costs and expenses                                   132.4        113.2         96.1
                                                                     -----        -----        -----
Operating income (loss)                                              (32.4)%      (13.2)%        3.9%
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


         Non-coin call revenues increased approximately $2.7 million, or 4.4%, from $62.3 million in the year ended December 31, 1998 to $65.1 million in the year ended December 31, 1999. The increase was primarily attributable to an increase in dial-around call traffic from the Company's payphones. Dial-around call revenue increased approximately $9.5 million, or 35.9%, from $26.4 million in 1998 to $35.9 million in 1999. Other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $9.5 million, or 26.8%, from approximately $35.5 million in 1998 to approximately $26.0 million 1999. This decrease was primarily due to the fact that when the Company operated its long-distance switching equipment, revenues associated with the calls were recorded based on the price charged for the call. The Company then remitted the access cost associated with the call to other parties. With the decommissioning of the switch, the Company now collects the net revenue (price charged less cost of access) from the outside long-distance providers who handle the routing of the call.

         Telephone charges decreased $2.8 million, or 12.3%, from $43.6 million in the year ended December 31, 1998 to $36.8 million in 1999. The decrease in telephone charges was primarily attributable to the decrease in the number of installed payphones, the effects of the FCC's "new services test" (pursuant to the 1996 Telecom Act that reduced phone bills in 10 states), more favorable contracts with LECs and utilization of competitive local exchange carriers for local line access services. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis but is unable to estimate the impact of further telephone charge reductions at this time. Telephone charges for 1999 decreased to 20.9% of total revenues compared to 23.4% in the prior year as a result of these reductions.

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


         Selling, general and administrative expenses decreased approximately $0.5 million, or 2.1% from $21.5 million in the year ended December 31, 1998 to $21.1 million in the year ended December 31, 1999. The decrease was primarily attributable to the fact that selling, general and administrative expenses related to the separate operation of payphones and administrative facilities acquired in the CCI Acquisition and the Peoples Merger are included in the prior year. The integration of CCI and Peoples was completed during 1999, and included closing the separate corporate offices and duplicate field offices, thereby eliminating duplicative costs.

         The Company recognized a non-recurring charge of approximately $51.2 million in 1999 primarily related to a $37.9 million write-down of goodwill and $7.8 million write-down of location contracts related to deinstallation of phones acquired in the CCI Acquisition and $3.1 million related to the removal of other nonprofitable phones. In addition, the Company incurred and paid restructuring and other merger-related charges during the year ended December 31, 1999 of approximately $1.6 million related to integration and restructuring of the Peoples acquisition. The restructuring and other merger-related charges were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.

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


         Loss from continuing operations before extraordinary items increased approximately $28.6 million, or 57.6%, from approximately $49.7 million in 1998 to approximately $78.2 million in 1999. Loss before extraordinary item increased approximately $29.2 million from approximately $49.1 million in 1998 to approximately $78.2 million in 1999.


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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS


         Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and periodically, proceeds from the issuances of common stock and proceeds from the issuance of preferred stock. For 1999, quarterly revenue as a percentage of total revenue was approximately 25%, 27%, 26%, and 22%, respectively, for the first through fourth quarters of the year. In addition, for fiscal 1999 quarterly income
(loss) from operations as a percentage of total (loss) from operations was approximately (9)%, 0%, (85)%, and (6)%, respectively, for the first through fourth quarters of the year. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters that at other times during the years, while the Company's payphones throughout the Midwestern and eastern United States produce their highest call volumes during the second and third quarters.

         In 1999, operating activities generated $9.0 million of net cash, compared to a usage of $14.3 million in 1998. In 1997, the Company's operating activities generated $10.6 million of cash flow. The 1999 increase in cash from operating activities is a result of improved operating performance prior to the inclusion of the non-cash expenses related to depreciation, amortization, write-off of goodwill, write-off of location contracts, write-off of certain fixed assets, expenses associated with the issuance of stock in payment for services, and extraordinary losses on the early extinguishment of debt. In addition to the $26.9 million improvement in cash generated from operating activities (before non-cash items), increased working capital erosion used $3.8 million in cash flow.

         Capital expenditures for 1999 were $4.9 million compared to $11.9 for 1998. These capital expenditures were primarily used to purchase payphone and computer equipment. Additionally, $5.1 million were used in 1999 for acquisition activities compared to $116.2 million in 1998.

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

FIRST AMENDMENT

         In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ended March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

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

         o Increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

         o Decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

         o Decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000.


         The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to the product of the Lender's commitment multiplied by 0.35%.



SECOND AMENDMENT


         In the first quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment"), which waived certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245 million (through a permanent reduction of the revolving line of credit to $45 million), placement of a block on the final $10 million of borrowing under the revolving credit facility, a fee of 35 basis points and a moritorium on acquisitions. The Second Amendment contained amendments that provided for the following:

         o Reduction of the maximum available credit available on the revolving facility to $45 million;


         o Amendment of the applicable percentages for Eurodollar Loans to:


           (a) 3.50% for all Revolving Loans which are Eurodollar Loans, all Tranche A Term Loans which are Eurodollar Loans, and all Letter of Credit Fees;

           (b) 4.25% for all Tranche B Term Loans which are Eurodollar Loans;

           (c) 2.00% for all Revolving Loans which are Base Rate Loans and all Tranche A Term Loans which are Base Rate Loans;

           (d) 2.75% for all Tranche B Term Loans which are Base Rate Loans; and

           (e) 0.75% for all Commitment Fees;

         o After March 9, 2000, introduction of a new covenant requiring lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $35.0 million;

         o The introduction of a new covenant to provide financial statements to the Lenders on a monthly basis;

         o Increases in the maximum allowable ratio of funded debt to EBITDA through the maturity date of the loan;

         o Decreases in the minimum allowable interest coverage ratio through the maturity date of the loan;

         o Decreases in the minimum allowable fixed charge coverage ratio through the maturity date of the loan;

         o Decreases in permitted capital expenditures to $10 million annually; and

         o Reduction of the maximum interest period to 30 days.


         The Company believes that it is probable that it will comply with the loan covenants for the next twelve months and, as such, has not classified the obligations under the Senior Credit Facility as current liabilities.


         The Senior Credit Facility contains customary events of default, including without limitation, payment defaults, defaults for breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, defaults for certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the Senior Credit Facility to be in full force and effect, and defaults for a change of control of the Company.


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

YEAR 2000 ISSUE


         The Company did not experience any significant problems as a result of the date change to the Year 2000. At January 1, 2000, the Company's computerized information systems recognized the 2000 date and processed information related to the operation of the payphones, as well as its internal accounting and information systems, correctly. The Company also has not experienced any problems related to its suppliers or other parties on whom it relies in providing payphone and operator services.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company is subject to variable interest rate risk on its existing Senior Credit Facility and any future financing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"


         In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Davel Communications, Inc.:


We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davel Communications, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Tampa, Florida
March 16, 2000
(except with respect to the
matters discussed in Note 20,
as to which the date is
March 28, 2000)

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND 1998
                 (In thousands, except per share and share data)


                                     ASSETS

                                                                                                     1999            1998
                                                                                                  ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                                      $   7,950       $  17,162
   Restricted cash                                                                                     --               790
   Trade accounts receivable, net of allowance for doubtful
        accounts of $10,880 and $5,383, respectively                                                 22,983          30,838
   Other current assets                                                                               1,048           3,694
                                                                                                  ---------       ---------
           Total current assets                                                                      31,981          52,484

PROPERTY AND EQUIPMENT, NET                                                                         115,558         130,099

LOCATION CONTRACTS                                                                                   20,852          34,252

GOODWILL                                                                                              6,290          47,458

OTHER ASSETS                                                                                          6,080           8,725
                                                                                                  ---------       ---------
           Total assets                                                                           $ 180,761       $ 273,018
                                                                                                  =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Current maturities of long-term debt and obligations under capital leases                      $  21,535       $  11,525
   Accounts payable and accrued expenses                                                             27,484          34,393
                                                                                                  ---------       ---------
           Total current liabilities                                                                 49,019          45,918
                                                                                                  ---------       ---------
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                                 206,509         225,451
                                                                                                  ---------       ---------
DEFERRED LONG TERM REVENUE                                                                              312              --
                                                                                                  ---------       ---------
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock - $.01 par value, 50,000,000 shares authorized, 11,033,628 and
     10,536,155 shares issued and outstanding as of December 31, 1999 and 1998,
     respectively                                                                                       110             105
   Additional paid-in capital                                                                       128,338         126,325
   Accumulated deficit                                                                             (203,527)       (124,781)
                                                                                                  ---------       ---------
           Total shareholders' equity (deficit)                                                     (75,079)          1,649
                                                                                                  ---------       ---------
           Total liabilities and shareholders' equity (deficit)                                   $ 180,761       $ 273,018
                                                                                                  =========       =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                 (In thousands, except per share and share data)


                                                                                 1999               1998              1997
                                                                             -------------      ------------      -------------
REVENUES:

   Coin calls                                                                $    110,790       $    132,483       $    101,660
   Non-coin calls, net of dial-around compensation adjustments--Note 17            65,056             62,335             56,751
                                                                             ------------       ------------       ------------
           Total revenues                                                         175,846            194,818            158,411


COSTS AND EXPENSES:
   Telephone charges                                                               36,783             45,582             38,886
   Commissions                                                                     41,014             46,986             35,858
   Service, maintenance and network costs                                          42,077             52,751             39,451
   Depreciation and amortization                                                   39,204             38,617             25,620
   Selling, general and administrative                                             21,063             21,525             12,553
   Non-recurring items                                                             51,224             10,814                 --
   Restructuring charge and merger-related expenses                                 1,570              4,325                 --
                                                                             ------------       ------------       ------------
           Total operating costs and expenses                                     232,935            220,600            152,368
                                                                             ------------       ------------       ------------
           Operating income (loss)                                                (57,089)           (25,782)             6,043

OTHER INCOME (EXPENSE):
  Interest expense, net                                                           (23,183)           (20,955)           (13,581)
  Loss on investment                                                                 (350)            (2,772)                --
  Other                                                                               121               (154)               497
                                                                             ------------       ------------       ------------
           Total other expense                                                    (23,412)           (23,881)           (13,084)
                                                                             ------------       ------------       ------------
           Loss from continuing operations before income taxes
             and extraordinary items                                              (80,501)           (49,663)            (7,041)

INCOME TAX PROVISION (BENEFIT)                                                     (1,755)                --              2,459
                                                                             ------------       ------------       ------------

           Loss from continuing operations before extraordinary item              (78,746)           (49,663)            (9,500)
                                                                             ------------       ------------       ------------

DISCONTINUED OPERATIONS:
  Loss from operations                                                                 --                 --             (2,418)

  Gain on sale of discontinued operations                                              --                607              4,510
                                                                             ------------       ------------       ------------

           Gain on discontinued operations                                             --                607              2,092
                                                                             ------------       ------------       ------------
           Loss before extraordinary item                                         (78,746)           (49,056)            (7,408)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                                   --            (17,856)                --
                                                                             ------------       ------------       ------------
           Net loss                                                          $    (78,746)      $    (66,912)      $     (7,408)
                                                                             ============       ============       ============
BASIC AND DILUTED EARNINGS PER SHARE:  Note 14
   Loss from continuing operations before extraordinary item                 $      (7.40)      $      (5.68)      $      (1.27)
                                                                             ------------       ------------       ------------
   Gain from discontinued operations                                                   --                .07                .25
                                                                             ------------       ------------       ------------
   Extraordinary loss                                                                  --              (1.98)                --
                                                                             ------------       ------------       ------------
   Net loss per share                                                        $      (7.40)      $      (7.59)      $      (1.02)
                                                                             ============       ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                            10,659,594          9,029,285          8,407,255
                                                                             ============       ============       ============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                        (In thousands, except share data)

                                              COMMON STOCK       ADDITIONAL                  UNREALIZED      TOTAL
                                           ------------------     PAID-IN     ACCUMULATED     LOSS ON    SHAREHOLDERS' COMPREHENSIVE
                                            SHARES     AMOUNT     CAPITAL       DEFICIT     INVESTMENT      EQUITY           LOSS
                                           --------    ------  -------------  -----------   ----------  --------------- ------------
BALANCE, December 31, 1996                 8,387,094   $   84   $    80,489   $   (50,461) $    (1,471) $    28,641     $   (13,658)
                                                                                                                        ===========
   Stock options exercised and grants of
     common stock                             51,438       --           817            --         --            817              --
   Series C preferred stock dividends
     accrued                                    --         --        (1,050)           --         --         (1,050)             --
   Preferred stock issuance cost
     accretion                                  --         --          (156)           --         --           (156)             --
   Unrealized loss on investment                --         --            --            --         (554)        (554)           (554)
   Net loss for the year ended
     December 31, 1997                          --         --            --        (7,408)        --          (7408)         (7,408)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1997                 8,438,532       84        80,100       (57,869)      (2,025)      20,290     $    (7,962)
                                                                                                                        ===========
   Stock options exercised and grants of
     common stock                            160,146        2         2,225            --         --          2,227              --
   Series C preferred stock dividends
     accrued                                    --         --        (1,464)           --         --         (1,464)             --
   Preferred stock issuance cost
     accretion                                  --         --          (158)           --         --           (158)             --
   Issuance of stock                       1,000,000       10        26,529            --         --         26,539              --
   Stock issued as payment for services
     provided                                 44,659       --           751            --         --            751              --
   Stock issued for retirement of
     preferred stock                         892,977        9        17,897            --         --         17,906              --
   Option repricing                             --         --           445            --         --            445              --
   Unrealized loss on investment                --         --            --            --         (747)        (747)           (747)
   Reclassification of investment to a
     trading security                           --         --            --            --        2,772        2,772           2,772
   Fractional shares retired upon
     completion of merger                       (159)      --            --            --         --             --               --
   Net loss for the year ended
     December 31, 1998                          --         --            --       (66,912)        --        (66,912)        (66,912)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1998                10,536,155      105       126,325      (124,781)        --          1,649     $   (64,887)
                                                                                                                        ===========
   Grants of common stock                    497,473        5         2,108            --         --          2,113              --
   Preferred stock dividend                     --         --           (95)           --         --            (95)             --
   Net loss for the year ended
     December 31, 1999                          --         --            --       (78,746)        --        (78,746)    $   (78,746)
                                          ----------   ------   -----------   -----------   ----------  -----------     -----------

BALANCE, December 31, 1999                11,033,628   $  110   $   128,338   $  (203,527)  $     --    $   (75,079)    $   (78,746)
                                          ==========   ======   ===========   ===========   ==========  ===========     ===========


       The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                                                                        1999        1998      1997
                                                                                    ----------- ----------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $(78,746)      $ (66,912)      $ (7,408)
   Adjustments to reconcile net loss to cash flows from operating activities:
       Gain on sale of discontinued operations                                           --            (607)        (4,510)
       Losses from discontinued operations                                               --              --          2,418
       Depreciation and amortization                                                 39,204          38,617         25,620
       Increase in allowance for bad debts                                            5,497             262            606
       Loss on sale of property and equipment                                            --             (36)          (156)
       Amortization of deferred financing charges                                       992              --             --
       Deferred taxes                                                                    --              --          1,021
       Nonrecurring items                                                            51,224           3,769             --
       Restructuring charge and merger-related expenses                                  --           2,969             --
       Option repricing                                                                  --             445             --
       Recognition of unrealized loss on investment                                      --           2,772             --
       Stock based compensation                                                       2,113             751             --
       Extraordinary loss from the early extinguishment of debt                          --          17,856             --
       Payment for certain contracts                                                 (7,859)         (6,248)        (3,163)
   Changes in assets and liabilities, net of effects from acquisition:
     Accounts receivable                                                              2,358           3,374        (10,538)
     Other assets                                                                     1,970           3,984            750
     Accounts payable and accrued expenses                                           (8,019)        (15,246)         5,946
     Deferred revenue                                                                   312              --             --
                                                                                   --------       ---------       --------
           Net cash provided by (used in) operating activities                        9,046         (14,250)        10,586

           Net cash provided by (used in) discontinued operations                        --              --           (337)
                                                                                   --------       ---------       --------
           Net cash before investing activities                                       9,046         (14,250)        10,249
                                                                                   --------       ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (4,898)        (11,920)        (7,024)
   Proceeds from sale of discontinued operations                                         --              --         10,625
   Purchase of payphone assets, net of cash acquired                                 (5,123)         (3,216)        (7,131)
   Purchase of Communications Central, Inc., net of cash acquired                        --        (101,644)            --
   Purchase of Indiana Telecom, net of cash acquired                                     --         (11,317)            --
   Other                                                                                 --             181            407
                                                                                   --------       ---------       --------
           Net cash used in investing activities                                    (10,021)       (127,916)        (3,123)
                                                                                   --------       ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                          --         366,500         13,660
   Payments on long-term debt                                                       (10,950)       (231,408)       (10,400)
   Net proceeds (payments) on revolving line of credit                                2,500          (9,028)        (1,176)
   Bond tender premium paid on early extinguishment of debt                              --         (12,929)            --
   Principal payments under capital lease agreements                                   (482)           (769)        (1,594)
   Debt issuance costs                                                                   --          (7,335)          (218)
   Payment of preferred stock dividend                                                  (95)             --             --
   Sale of common stock                                                                  --          26,539             --
   Issuance of common stock through stock options and warrants                           --           2,227            817
                                                                                   --------       ---------       --------
           Net cash provided by (used in) financing activities                       (9,027)        133,797          1,089
                                                                                   --------       ---------       --------
           Net increase (decrease) in cash and cash equivalents                     (10,002)         (8,369)         8,215

CASH AND CASH EQUIVALENTS, beginning of period                                       17,952          26,321         18,106
                                                                                   --------       ---------       --------
CASH AND CASH EQUIVALENTS, end of period                                           $  7,950       $  17,952       $ 26,321
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

         Selected financial information for the combining entities included in the consolidated statements of operations for the years ended December 31, 1998 and 1997 are as follows:

                                  1998           1997
                               ---------       ---------
Total revenues
    Davel                      $  84,663       $  47,008
    Peoples                      110,155         111,403
                               ---------       ---------
        Combined               $ 194,818       $ 158,411
                               =========       =========
Net income (loss)
    Davel                      $ (13,952)      $   4,262
    Peoples                      (19,965)        (11,670)
    Non-recurring items          (10,814)           --
    Restructuring charges         (4,325)           --
    Extraordinary item           (17,856)           --
                               ---------       ---------
        Combined               $ (66,912)      $  (7,408)
                               =========       =========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION


         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interest, with Peoples consummated in December 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

         The divestitures of the Company's cellular and inmate telephone operations have been classified as discontinued operations. Accordingly, operating results and cash flows for these businesses have been segregated and reported as discontinued operations in the accompanying consolidated financial statements.


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

LOCATION CONTRACTS


         Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Accumulated amortization as of December 31, 1999 and 1998 was approximately $28,689 and $30,665, respectively. During 1999, the Company determined that a permanent impairment had occurred to certain of the location contracts associated with the CCI Acquisition (see Note 4). In the third quarter of 1999, the Company wrote off $7,753 of location contracts associated with this transaction.

GOODWILL


         Goodwill is amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Accumulated amortization as of December 31, 1999 and 1998 was approximately $6,833 and $7,911, respectively. During 1999, the Company determined that a permanent impairment had occurred to the goodwill associated with the CCI transaction of 1998. In the third quarter of 1999, the Company wrote off $37,865 of goodwill associated with this transaction.


LONG-LIVED ASSETS


         The Company accounts for long-lived assets pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount on an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the asset may be impaired. After accounting for the impairments described above, the Company does not believe that any long-lived assets are impaired at December 31, 1999 based on the estimated future cash flows of the Company. (See Goodwill and Location Contracts).


RECOGNITION OF REVENUE


         The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

         Non-coin calls made from the Company's payphones generate revenues in an amount that depends upon whether the Company or a long distance company handles the call. If the non-coin call is handled through an "unbunbled" service arrangement, the Company recognizes non-coin revenues equal to the total amount charged for the call. If the non-coin call is handled by a long distance company, the Company generally recognizes revenues in an amount equal to the commission on that call paid to the Company by the long distance company. Under an unbundled services arrangement, the Company performs certain functions necessary to service non-coin calls, uses the long distance company's switching equipment and its other services on an as-needed basis, and pays the long distance company on an unbundled basis for the operator services actually used to complete these calls. Prior to November 1999, the Company also serviced long-distance calls through its switch.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made and the Federal Communications Commission mandated dial-around compensation rate in effect (see note 17).


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

CELLULAR OPERATIONS


         During the year ended December 31, 1998, the Company sold its investment in Shared Technologies Cellular, Inc. (STC) Common Stock resulting in a gain of $607. The STC common stock was received in 1995 as part of the proceeds from the sale of the Company's Cellular Telephone Operations to STC, which was treated as discontinued operations. Accordingly, the gain from the sale of the investment is recorded in discontinued operations in the 1998 statement of operations.


4.  ACQUISITIONS:


         On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70,200 in the aggregate, assumed CCI's outstanding debt of $36,700 and incurred $2,200 in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and accordingly the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. Goodwill associated with the acquisition was to be amortized over fifteen years using straight-line amortization (See Note 2). The following summarizes unaudited pro forma consolidated results of operations for the year ended December 31, 1997 assuming the CCI Acquisition occurred at the beginning of 1997. These pro forma results are provided for comparative purposes only and do not purport to be indicative of the results which would have been obtained if this acquisition had been effected on the dates indicated or which may be obtained in the future.


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
                                                                  --------
                                                                  $109,117
                                                                  ========


         During 1999 the Company wrote off $37,865 of goodwill and $7,753 of location contracts related to the CCI Acquisition. (See Note 2 and Note 5).

         In January 1998, the Company acquired the operating assets of Indiana Telcom Corporation including 2,632 payphones for $11,317 in a cash transaction accounted for as a purchase. Accordingly, approximately $5,400 of the purchase price was allocated to installed payphones and related equipment and $300 was allocated to location contracts. The excess of the purchase price over the fair value of the assets acquired of $5,600 was recorded as goodwill and is being amortized over five years. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.


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



                                                                                               MERGER
                                FACILITY         EMPLOYEE       WRITEDOWN OF                   CLOSING
                             CLOSING COSTS  TERMINATION COSTS      ASSETS         OTHER         COSTS        TOTAL
                             -------------- ------------------ --------------- ------------ ------------- -----------

Non-recurring and
  restructuring charge         $  1,140             $ 1,424       $   790           $   971       $10,814     $15,139

Utilized in 1998                   (251)               (131)         (790)             (184)       (7,045)     (8,401)
                               --------             -------       -------           -------       -------     -------
Remaining reserve at
  December 31, 1998                 889               1,293            --               787        3,769       6,738

Adjustments to certain
reserves                           (647)              1,311            --                --          (664)         --

Utilized in 1999                   (170)             (2,604)           --              (787)       (3,105)     (6,666)
                               --------             -------       -------           -------       -------     -------
Remaining reserve at
  December 31, 1999            $     72             $     0       $     0           $     0       $     0     $    72
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

         Also during 1999, the Company incurred and paid restructuring charges and other merger-related expense related to the Peoples Merger of approximately $1,570 related to integration and restructuring activities. The restructuring charges and other merger-related expense were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.


         In 1999 the Company recorded a non-recurring charge of approximately $51,224 which primarily related to impaired goodwill and certain other identifiable intangibles related to the CCI Acquisition. The charge was based on a review of long-lived assets and intangibles under the provisions of SFAS No.
121. The Company considered continued operating losses and lower cash flow than expected related to the payphones acquired in the CCI Acquisition to be the primary indicators of potential impairment. Based on the Company's estimate of discounted future cash flows, the carrying values of the assets were written down to the Company's estimate of fair value. Considerable management judgement is necessary to estimate discounted future cash flows.


6.  INVESTMENTS AND OTHER COMPREHENSIVE LOSS:

         Investments in debt and equity securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During 1999, the Company wrote off its investment in Global Telecommunications Solutions, Inc. ("GTS"). Accordingly, the Company recognized a realized loss of $350 during 1999 and an unrealized loss on the investment of $2,772 during 1998 in the accompanying statement of operations. The Company's investment in GTS common stock at December 31, 1999 and 1998, respectively, was approximately $13 and $363 and is included in other assets in the accompanying consolidated balance sheets.

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net loss or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive loss. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


7.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31:

                                                         1999        1998         1997
                                                       --------    --------     -------
Balance, at beginning of period                        $  5,383     $ 5,121     $ 4,515
Charged to expense                                        5,497       1,299       4,590
Uncollected balances written off, net of recoveries          --      (1,037)     (3,984)
                                                       --------     -------     -------
Balance, at end of period                              $ 10,880     $ 5,383     $ 5,121
                                                       ========     =======     =======


8.  PROPERTY AND EQUIPMENT:

Property and equipment is summarized as follows at December 31:


                                                                                                    ESTIMATED
                                                                                                   USEFUL LIFE
                                                                       1999             1998         IN YEARS
                                                                   -----------      -----------    ------------
     Installed payphones and related equipment                        $212,441        $ 209,177          10
     Furniture, fixtures and office equipment                            9,224            8,638          5-7
     Vehicles, equipment under capital leases and other equipment        4,521            6,432          4-10
     Building and improvements                                           1,190            4,027          25
                                                                      --------        ---------
                                                                       227,376          228,274

     Less-  Accumulated depreciation                                  (132,606)        (110,871)
                                                                      --------      -----------
                                                                        94,770          117,403

     Uninstalled payphone equipment                                     20,788           11,746
     Land                                                                    -              950
                                                                      --------      -----------
                                                                      $115,558         $130,099
                                                                      ========      ===========

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:

                                                         1999           1998
                                                      --------        ---------
        Accounts payable                              $ 12,791        $  5,498
        Taxes payable                                    2,361           5,472
        Accrued commissions                              4,972           7,551
        Accrued merger and restructuring costs              72           6,738
        Accrued telephone bills                            612           3,259
        Deferred revenue                                 1,767           1,725
        Interest payable                                   170             491
        Accrued compensation                               929           1,210
        Other                                            3,810           2,449
                                                      --------        ---------
                                                      $ 27,484        $ 34,393
                                                      ========        ========

10.  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES:

Following is a summary of long-term debt and obligations under long-term leases as of December 31:


                                                                                            1999         1998
                                                                                          --------     --------
     SENIOR CREDIT FACILITY
       Term A note payable to banks at an adjusted LIBOR rate (9.7% at December
          31, 1999), interest payments due quarterly beginning March 31, 1999 and monthly beginning April 30, 2000. Principal payments due quarterly
          beginning June 30, 1999, collateralized by the Company's assets                  $115,000      $125,000

       Term B note payable to the banks at an adjusted LIBOR rate (10.44% at
          December 31, 1999), interest payments due quarterly beginning March
          31, 1999 and monthly beginning April 30, 2000. Principal payments due
          quarterly beginning June 30, 1999, collateralized by the Company's assets          94,050        95,000

       Revolving Advance on bank's line of credit at the bank's adjusted LIBOR rate (9.64% at December 31, 1999), interest due quarterly during 1999, and monthly beginning April 30, 2000. Principal due December 23, 2003,
          collateralized by the Company's assets                                             17,500        15,000

       Capital lease obligations and other notes with various interest rates and
          various maturity dates through 2003                                                 1,494         1,976
                                                                                          ---------      --------
                                                                                            228,044       236,976

     Less-  Current maturities                                                              (21,535)      (11,525)
                                                                                          ---------      --------
                                                                                          $ 206,509      $225,451
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


         On March 28, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245,000 (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10,000 of revolver borrowing. The Second Amendment also placed a moritorium on acquisitions and changed the calculation of interest rates for the Senior Credit Facility.


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

Annual maturities of the Term A and Term B notes payable are as follows:

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
                                            ========



         In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that in the aggregate maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of December 31, 1999, the Company has two interest rate swap agreements with an aggregate notional amount of $23 million with a termination date of March 2001. The interest rate swaps require the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (5.1% as of December 31, 1999). Interest rate differentials are paid or received every three months and are recognized as adjustements to interest expense.

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

11.  LEASE COMMITMENTS:

     The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2003. Some of the operating leases provide the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. The Company also maintains certain equipment under noncancellable capital leases expiring at various dates through 2003.

The annual minimum rental commitments under operating and capital leases are as follows:

                              OPERATING         CAPITAL           TOTAL
                              ---------         -------          -------
Year ended December 31:
2000                           $ 2,505          $   586          $ 3,091
2001                             4,498              556            5,054
2002                             3,142              350            3,492
2003                             2,066               20            2,068
                               -------          -------          -------
                               $12,211          $ 1,494          $13,705
                               =======          =======          =======

Rent expense for operating leases from continuing operations for the years ended December 31, 1999, 1998, and 1997 was $2,566, $1,060, and $864, respectively.


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

The components of the provision for income taxes are as follows:


                                                  1999           1998           1997
                                                --------       --------       --------
Current provision (benefit):
    Federal                                     $ (1,755)      $     --       $  1,323

    State                                             --            108            115
Deferred provision                                    --           (108)         1,021
                                                --------       --------       --------
Total income tax expense (benefit)                (1,755)            --          2,459


A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows:


                                                  1999           1998           1997
                                                --------       --------       --------
Provision for federal income tax at the
    statutory rate (34%)                        $(26,604)      $(16,885)      $ (2,394)
State income taxes net of federal benefit         (1,770)        (1,902)          (270)
Change in valuation allowance                     16,595         17,808          5,167
Goodwill amortization                             10,380            927             --
Other, net                                          (356)            52            (44)
                                                --------       --------       --------
Income taxes from continuing operations           (1,755)            --       $  2,459
Expected income tax expense (benefit) from
    discontinued and extraordinary items              --         (6,525)           792
Change in valuation allowance                         --          6,525           (792)
                                                --------       --------       --------
Total income tax expense (benefit)              $ (1,755)      $     --       $  2,459
                                                ========       ========       ========

The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                  1999                1998
                                                              -------------       -------------
Deferred Tax Assets:
    Net operating loss carryforward                            $  69,412             $  62,772
    Capital loss carryforward                                        687                   574
    Amortization                                                  14,618                12,989
    Alternative minimum tax credit carryforward                      862                 1,200
    Other                                                         17,884                10,259
                                                               ---------             ---------
    Total deferred tax assets                                    103,463                87,794
Valuation allowance                                              (71,392)              (54,797)
                                                               ---------             ---------
    Net deferred tax assets                                       32,071                32,997
                                                               ---------             ---------
Deferred Tax Liabilities:
    Depreciation                                                 (32,071)              (32,061)
    Other                                                             --                  (936)
                                                               ---------             ---------
    Total deferred tax liabilities                               (32,071)              (32,997)
                                                               ---------             ---------
Net Deferred Tax Liability                                    $      --              $      --
                                                               ---------             ---------


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


         Peoples' articles of incorporation authorized 5,000,000 shares of preferred stock, of which 600,000 shares were designated as Series B Preferred Stock and 160,000 shares were designated as Series C Preferred Stock. During 1995, Peoples issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Capital II LLC, a wholly-owned subsidiary of Union Bank of Switzerland, for proceeds of $15.0 million. The Preferred Stock accumulated dividends at an annual rate of 7%. The dividends were payable in cash or may accumulate. In connection with the Peoples Merger, the Company issued 892,977 shares of common stock for the outstanding Series C Preferred Stock and cumulative dividends and cancelled the 5,000,000 authorized shares of Peoples Preferred Stock.

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


                                                                   1999        1998        1997
                                                                ---------   ----------   ---------
Net loss                                        As reported     $ (78,746)  $ (66,912)   $ (7,408)
                                                Pro forma       $ (81,208)  $ (71,766)   $ (8,921)

Basic and diluted loss per common share         As reported     $   (7.40)  $   (7.59)   $  (1.02)
                                                Pro forma       $   (7.62)  $   (8.13)   $  (1.20)


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

         A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below (Shares in thousands):



                                        1999                           1998                        1997
                              -------------------------     ----------------------------  ------------------
                                               WEIGHTED                    WEIGHTED                WEIGHTED
                                               AVERAGE                      AVERAGE                 AVERAGE
                                               EXERCISE                    EXERCISE                EXERCISE
                              SHARES            PRICE       SHARES           PRICE       SHARES      PRICE
                              -------          --------     ------         --------      ------    ---------
     Outstanding at
       beginning of year       1,291           $  19.84      1,136         $  20.34         903    $  19.26
     Granted                     524               5.85        407            23.98         317       23.04
     Exercised                    --                 --       (153)           13.35         (27)      13.35
     Expired                     (50)             10.33        (99)           15.60         (23)      23.95
     Cancelled                  (400)             21.90         --               --         (34)      22.85
                             -------                        ------                       ------
     Outstanding at end of
       year                    1,365           $  14.77      1,291         $  20.88       1,136     $ 20.34
                             -------                        ------                       ------
     Options exercisable
       at end of year          1,051           $  13.68      1,065         $  20.03       1,946     $ 21.29
                             =======                        ======                       ======
     Weighted-average fair
       value of options
       granted during the
       year                                    $   5.79                    $  11.92                 $  6.04


The following information applies to options outstanding at December 31, 1999:



                        OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-------------------------------------------------------------      -------------------------------------------------------
                                                WEIGHTED
                             NUMBER             AVERAGE                                 NUMBER
                         OUTSTANDING AT         REMAINING          WEIGHTED          EXERCISABLE AT
RANGE OF EXERCISE          DECEMBER 31,        CONTRACTUAL          AVERAGE         DECEMBER 31,        WEIGHTED AVERAGE
       PRICE                  1999             LIFE (YEARS)      EXERCISE PRICE            1999           EXERCISE PRICE
-----------------       -----------------    ----------------   ----------------    -----------------   ------------------
$3.50 to $4.94               102,500              4.9             $  4.26               62,500                $  4.23
$5.38 to $6.50               408,250              5.2             $  6.23              237,349                $  6.05
$9.25 to $13.83              103,477              3.3             $ 11.57              104,950                $ 11.49
$14.13 to $19.13             350,671              2.7             $ 15.49              350,671                $ 16.06
$21.53 to $30.85             399,870              4.9             $ 25.86              295,917                $ 25.14
                           ---------                                                 ---------
                           1,364,768                              $ 14.77            1,051,387                $ 13.68
                           ---------                                                 ---------


         As a result of a change of control provision included in Peoples' option agreement with Mr. Jeffery Hanft (former Peoples Chairman and Chief Executive Officer), the exercise price on 250,000 options was modified from $8.50 per share to $2.80 per share which represents Peoples' average closing stock price for the 30 days prior to the announcement of the merger. A charge of $445 is included in non-recurring items in the accompanying consolidated statement of operations for the year ended December 31, 1998, related to the option repricing. Upon completion of the Peoples Merger the options were converted to options for Davel Common Stock. Mr. Hanft's options are collateral for a security agreement between Mr. Hanft and the Company related to a loan which is due in September 2001.


         At December 31, 1999, approximately 1,400,000 shares of Common Stock were reserved pursuant to stock option plans.

14.  EARNINGS PER SHARE:


         The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the restated net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128. In accordance with SFAS No. 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted earnings per share (in thousands, except share and per share data):

                                                          1999               1998              1997
                                                     ------------       -------------     -------------
Loss from continuing operations before
  extraordinary items                                $    (78,746)      $   (49,663)      $    (9,500)
Deduct:
Cumulative preferred stock dividend requirement              95               1,464             1,050
Preferred stock issuance cost accretion                      --                 158               156
                                                     ------------       -----------       -----------
Loss applicable to common shareholders               $    (78,841)      $   (51,285)      $   (10,706)
                                                     ============       ===========       ===========
Weighted average common shares outstanding             10,659,594         9,029,285         8,407,255
                                                     ============       ===========       ===========
Basic and diluted loss per share                     $      (7.40)      $     (5.68)      $     (1.27)
                                                     ============       ===========       ===========


         Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

15.  401(K) PROFIT SHARING PLAN:


         Certain subsidiaries maintain 401(k) profit sharing plans (the "Plans"). The Plans provide for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $456, $397 and $153 for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, these plans were merged into the Davel plan.

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

18.  RELATED-PARTY NOTES AND TRANSACTIONS:

TRANSACTIONS WITH MAJOR SHAREHOLDER AND DIRECTOR

         The Company engaged in the following transactions with the Company's largest shareholder (a Director) and former Chairman of the Board during the years ended December 31:



                                                             1999      1998      1997
                                                             ----      ----      ----
Payments made for rent of commercial real estate             $119      $ 68      $116
                                                             ====      ====      ====
Payments received for providing administrative services      $ 46      $ 85      $107
                                                             ====      ====      ====


         During 1997, the Company sold a life insurance policy, a house and an airplane to Mr. David Hill (former Chairman of the Board) who owned approximately 18% of the Company's outstanding common stock as of December 31, 1999. The sale price was at the estimated fair value of the assets as determined based upon independent appraisals and the sale resulted in a gain of $273. The house and the airplane were subsequently leased back to the Company and the gain was deferred and was being recognized ratably over the term of the lease. During 1999, 1998 and 1997, the Company recognized $48, $72 and $152, respectively, of the deferred gain. Both leases were terminated in August 1999.

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


         In December 1995, Cellular World, Inc. filed a complaint in Dade County Circuit Court against Peoples and its subsidiary, PTC Cellular, Inc., alleging wrongful interference with Cellular World's advantageous business relationship with Alamo Rent-A-Car, and alleged misappropriation of Cellular World's trade secrets concerning Cellular World's proprietary cellular car phone rental system equipment. Cellular World was seeking damages alleged to exceed $10 million. In March 2000, the Company settled this complaint for approximately $1,500, which is accrued in the accompanying consolidated balance sheet as of December 31, 1999.


         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

20.  SUBSEQUENT EVENTS:



         On March 28, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245,000 (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10,000 of revolver borrowing. The Second Amendment also placed a moritorium on acquisitions and changed the calculation of interest rate for the Senior Credit Facility.

         In March 2000, the Company settled litigation involving a suit filed in 1995 by Cellular World, Inc. (See Note 19)

21.       NEW ACCOUNTING PRONOUNCEMENTS:


         In June of 1998, the Financial Accounting Standards Board ("FASB") issued a SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivatives be recognized as either assets or liabilities in the statement of financial position at fair value unless specific hedge criteria are met. The FASB later issued in June 1999 SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal years beginning after June 15, 2000, with earlier application encouraged. Adoption of this statement is not expected to significantly impact the Company's consolidated financial position, results of operations or cash flows.

22.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Certain unaudited quarterly financial information for the year ended December 31, 1999 and 1998, is as follows:


                                                 QUARTER ENDED
                             -----------------------------------------------------        FULL
        1999                   MARCH          JUNE         SEPTEMBER      DECEMBER        YEAR
        ----                 --------       --------       ---------      --------        ----
Total revenues               $ 44,445       $ 46,805       $ 45,183       $ 39,413     $ 175,846
Operating income (loss)        (5,110)           428        (48,289)        (4,118)      (57,089)
Net loss                      (10,400)        (5,488)       (54,467)        (8,391)      (78,746)

Net loss per share:
  Basic and diluted          $   (.99)      $   (.53)      $  (5.11)      $  (0.77)    $   (7.40)

        1998
        ----
Total revenues               $ 47,003       $ 53,867       $ 53,996       $ 39,952     $ 194,818
Operating income (loss)        (1,633)         1,154          1,583        (26,886)      (25,782)
Net loss                       (5,354)        (4,030)        (3,903)       (53,625)      (66,912)

Net loss per share:
  Basic and diluted          $   (.67)      $   (.55)      $   (.44)      $  (5.57)    $   (7.59)

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


         Justin S. Maccarone was appointed to the Board of Directors following the Company's merger with Peoples in December 1998. Mr. Maccarone is a partner in UBS Capital II LLC, a private investment firm, and its affiliate UBS Capital LLC. Prior to joining UBS Capital in 1993, he was a Senior Vice President with GE Capital Corporation


         Thomas M. Vitale was appointed to the Board of Director in August 1995. Mr. Vitale has been a partner of Mayer Brown & Platt, a national law firm, since 1991.

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


         The forms 5 for the year ended December 31, 1999 for each of Messrs. Breaden, Ellman, Forsyth, Hayes, David Hill, and Renard were filed four days late; and forms 3 have not been filed for Messrs, Breaden, Forsyth and Gross.


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

                           SUMMARY COMPENSATION TABLE


                                            ANNUAL  COMPENSATION                             LONG-TERM COMPENSATION
                                            --------------------                             ----------------------
                                                                                                     SECURITIES
NAME AND PRINCIPAL                                                   OTHER ANNUAL     RESTRICTED     UNDERLYING       ALL OTHER
POSITION                         YEAR        SALARY        BONUS    COMPENSATION(2)  STOCK AWARDS      OPTIONS      COMPENSATION
---------                        ----        ------       --------  ---------------  ------------    ----------   ----------------
  Michael E. Hayes               1999      $  156,000        (1)              --        $ 50,998(7)    129,170      $      --
  President and Chief            1998         170,000     25,500              --              --        88,920          3,138(3)
  Operating Officer (4)          1997         120,000     49,200              --          30,000        10,613          1,693(3)

  William K. Breaden             1999      $   20,000        (1)              --        $  3,284(7)     35,000      $      --
  Senior Vice-President          1998              --         --              --              --            --             --
  and Chief Financial            1997              --         --              --              --            --             --
  Officer (5)


  Bruce W. Renard                1999      $  158,000        (1)              --        $ 38,249(7)     47,750      $ 192,500(8)
  Senior Vice-President          1998         346,000         --              --              --            --             --
  of Regulatory and              1997         192,500    140,425              --          37,500            --             --
  External Affairs,
  Secretary and General
  Counsel


  Lawrence T. Ellman             1999      $  158,000        (1)              --        $ 38,249(7)     47,750      $ 223,600(8)
  Senior Vice President          1998         284,000         --              --              --            --             --
  of National Accounts           1997         170,000     42,850              --          37,500            --             --

  Bruce Forsyth                  1999      $   71,000        (1)              --        $ 20,914(7)     40,000      $      --
  Senior Vice President          1998             --          --              --              --            --             --
  of Marketing (6)               1997             --          --              --              --            --             --

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


(7) Granted pursuant to the Restricted Stock Option Plan dated January 25, 2000, which states that each grant of shares shall specify the applicable restrictions on such shares and the duration. No shares have yet been issued under this plan, including the shares relating to such grants.

(8)  All other compensation represents severance payments from Peoples
     Telephone.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                              INDIVIDUAL GRANTS
                                              -----------------

                           NUMBER OF
                           SECURITIES      PERCENT OF TOTAL     EXERCISE                    POTENTIAL REALIZABLE
                           UNDERLYING       OPTIONS GRANTED   OR BASE PRICE    EXPIRATION           VALUE (1)
NAME                     OPTIONS GRANTS      TO EMPLOYEES       ($/SHARE)         DATE         0%      5%   10%
----                     --------------    ----------------   -------------    ----------    --------------------
Michael E. Hayes (4)     41,420 (2)              7%               $6.50         4/21/04     $269,230/$327,251/$394,180
                         12,750 (3)              2%               $5.38         6/30/04     $68,531/ $83,300/$100,337

William K Breaden  (5)   35,000 (4)              6%               $4.25        11/05/04     $148,750/ $180,807/$217,785


Bruce W. Renard          30,000 (5)              5%               $6.50         4/22/09     $195,000/ $237,024/$285,500
                         12,750 (3)              2%               $5.38         6/30/04     $68,531/ $83,300/$100,337

Lawrence T. Ellman       30,000 (5)              5%               $6.50         4/22/09     $195,000/ $237,024/$285,500
                         12,750 (3)              2%               $5.38         6/30/04     $68,531/ $83,300/$100,337

Bruce Forsyth            25,000 (6)              4%               $6.31         7/13/04     $157,813/ $191,822/$231,053

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


(2) Granted on April 21, 1999. 13,807 options exercisable on October 21, 1999, 13,807 options exercisable on April 21, 2000 and 13,806 options exercisable on April 21, 2001.


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

(5)  Granted on April 22, 1999.  Exercisable on October 22, 1999.

(6)  Granted on July 13, 1999.  Exercisable on January 13, 2000.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                                         VALUE OF
                                                                                        UNEXERCISED
                                                                                       IN-THE-MONEY
                     NUMBER OF                       NUMBER OF SHARES UNDERLYING        OPTIONS AT
                      SHARES                           UNEXERCISED OPTIONS AT         DECEMBER 31, 1999
                     ACQUIRED         VALUE               DECEMBER 31, 1999             EXERCISABLE/
NAME              ON EXERCISE(1)   REALIZED (1)       EXERCISABLE/UNEXERCISABLE       UNEXERCISABLE (2)
----              -------------   ------------     -------------------------------    ------------------
Michael E. Hayes        --            --                   71,299/46,984                    $0/$0

William K Breaden       --            --                        0/35,000                    $0/$17,500

Bruce W. Renard         --            --                   62,726/ 5,289                    $0/$0

Lawrence T. Ellman      --            --                   46,276/ 5,289                    $0/$0

Bruce Forsyth           --            --                        0/25,000                    $0/$0

------------------
(1) There were no option exercises in the last fiscal year.

(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 1999, at which date the closing price of the Common Stock as quoted on the Nasdaq National Market System was $4.75 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

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


                                                  NUMBER OF SHARES
NAME (1)                                         BENEFICIALLY OWNED   PERCENTAGE OF CLASS
--------                                         ------------------   -------------------

Samuel Zell (3) (13)                                      1,807,800          16.4%
David R. Hill (3) (4)                                     2,153,945          19.5%
Robert D. Hill (3) (5)                                      185,086           1.7%
Michael E. Hayes (2) (3) (6)                                156,105           1.4%
Lawrence T. Ellman (2) (7)                                   90,347            *
Bruce W. Renard (2) (8)                                     106,797           1.0%
F. Philip Handy (3) (9)                                      73,010            *
Justin S. Maccarone (3) (10)                                927,427           8.4%
William K. Breaden (2)                                       12,278            *
Bruce Forsyth (2)                                            33,891            *
Thomas M. Vitale (3) (11)                                    46,000            *
A. Jones Yorke (3) (12)                                      41,000            *
EGI-DM Investments, L.L.C. (14)                           1,773,800          16.1%
Goldman Sachs Assset Management (15)                      1,309,827          11.9%
UBS Capital II LLC (16)                                     927,427           8.4%
Heartland Advisors, Inc. (17)                               885,156           8.0%
Ann Lurie (18)                                            1,030,759           9.3%
All current directors and executive                       5,633,686          51.1%
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

(15) Based on a Schedule 13G/A filed on February 10, 2000. The address of Goldman, Sachs & Co. is 85 Broad Street, New York, NY 10004.
(16) Based on a Schedule 13D/A filed on January 14, 1999. Includes 16,450 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors' Stock Option Plan. The address of UBS Capital II LLC is 299 Park Avenue, New York, NY 10171.
(17) Based on a Schedule 13G/A filed January 18, 2000. The address of Heartland Advisors, Inc. is 790 North Milwaukee Street, Milwaukee, Wisconsin 53202.
(18) Based on a Schedule 13G/A filed on February 3, 2000. Includes shares owned by the Ann Lurie Revocable Trust, of which Ms. Lurie is the sole trustee, and the Robert H. and Ann Lurie Trust, of which Ms. Lurie is a co-trustee. Ms. Lurie's address is Two North Riverside Plaza, Suite 1500, Chicago, IL 60606.
(19) Includes 967,641 shares that could be acquired within 60 days upon the exercise of options and 299,513 shares that could be acquired within 60 days upon the exercise of warrants.

EMPLOYMENT AGREEMENTS

         In June 1998, the Company entered into new employment agreements with Robert D. Hill, formerly the President and Chief Executive Officer of the Company, Michael E. Hayes, Paul B. Demirdjian and Michael G. Kouri (collectively, the "Executives"), which replaced certain employment agreements entered into between the Company and the Executives in 1996 and subsequently amended in 1997. Following the merger of the Company with PTC, the Company also entered into employment agreements with Messrs. Lawrence T. Ellman and Bruce W. Renard (who for purposes hereof shall also be referred to as "Executives").

         The employment agreements provide for an initial employment period through December 31, 2000, with automatic one-year renewals unless either party notifies the other at least 60 days prior to the end of any term. The employment agreements provide for an annual base salary of at least $250,000 for Mr. Robert Hill, $170,000 for Mr. Hayes, $190,000 for Mr. Demirdjian, $170,000 for Mr. Kouri, $170,000 for Mr. Ellman and $170,000 for Mr. Renard. The employment agreements provide for employment of such persons in their current respective positions, subject to change or reassignment of duties by the Company. The employment agreements provide for certain fringe benefits and incentive compensation as outlined below.

         Under the employment agreements, the Company may terminate any Executive for cause (as defined therein). An Executive can voluntarily terminate his employment agreement by providing 60 days' written notice to the Company at any time. In the event of termination with cause or voluntary termination, the Executive will receive all accrued base pay and a credit for certain unused vacation. If the Company breaches any provisions of, terminates without cause or fails to renew an employment agreement with any Executive, the Executive will be deemed to have been involuntarily terminated. In the event of involuntary termination or termination for a disability, all of such Executive's options fully vest and all accrued base pay and a credit for certain vacation benefits become due. The Executive will also receive the greater of one year's base pay or the remaining base pay due under the term of the employment agreement, the greater of the target incentive bonus for such year or the highest annualized bonus during the prior three years, and continuation of benefits for the remainder of the term. The Executives will be deemed to have been terminated upon a "Change in Control" if any party other than David Hill or his descendants or Samstock, L.L.C. acquires control of 25% or more of the combined voting power of the Company and within two years thereafter the Company terminates the Executive or the Executive resigns for any reason. In the event of termination upon such a Change in Control, an Executive will receive a severance payment equal to the sum of the Executive's base salary and target incentive bonuses for the year in which the Change in Control occurred multiplied by three, subject to certain reductions if such amounts would constitute "parachute payments" under the Internal Revenue Code. In addition, the Executive will receive those other benefits described in the preceding paragraph afforded to the Executive as if he had been involuntarily terminated. The Company's employment agreements with Messrs. Hill, Demirdjian and Kouri were cancelled in 1999.

         In September 1996, the Company entered into an employment agreement with Mr. David Hill, the former Chairman of the Board and Chairman of the Executive Committee of the Board, for six years at an annual base salary of $400,000. Under the agreement, Mr. David Hill was eligible to receive a cash bonus as well as a grant of options based upon the percentage by which the annual before tax profit exceeds the annual before tax profit for 1996. Mr. David Hill agreed not to compete with the company during his employment and for a period of one year afterwards. The agreement also provides that, upon a change of control (as defined therein), (1) all stock options previously awared to Mr. David Hill will vest and become immediately exercisable and (2) in the event of a termination of Mr. David Hill, he will receive severance pay from the Company as specified in his employment agreement. Effective July 6, 1999 Mr. Hill resigned as Chairman of the Board, agreed to terminate his employment agreement and entered into a consulting agreement with the Company for the 2000 and 2001 years. Under the consulting agreement, Mr. Hill will receive monthly payments aggregating $100,000 annually. Under certain circumstances the payments may be deferred or paid in the Company's Common Stock.

         On November 9, 1999, the Company announced the resignation of Robert D. Hill as its President and Chief Executive Officer. Following his departure, Mr. Hill remains affiliated with the Company as a consultant and a member of the Company's Board of Directors, serving on the Board's Executive Committee. Mr. Hill agreed to terminate his employment agreement and subsequently entered into a consulting agreement with the Company for the year 2000. Under the consulting agreement, Mr. Hill will receive monthly payments aggregating $120,000 for 2000. In addition, Mr. Hill received compensation, in the form of common stock of the Company, having a value approximating the severance that would have been payable under his employment agreement.


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


         In addition, the Company received payments from Mr. Hill for administrative services provided to him by certain employees of the Company in the aggregate amounts of $45,900 and $85,000 and $107,000 in 1999, 1998 and 1997, respectively.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


         (a) The following documents are filed with, and as part of, this Amendment No. 1 to Annual Report on Form 10-K/A.


         1.       FINANCIAL STATEMENTS

                  See Part II.

         2.       FINANCIAL STATEMENT SCHEDULES

                  None

         3.       EXHIBITS

                  See Exhibit Index on the following page.

         Reports on Form 8-K.


         None during the three months ended December 31, 1999.

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


10.31 Investment Agreement dated April 19, 1999 among Davel Communications, Inc., Samstock L.L.C. and EGI-Davel Investors, L.L.C. (filed herewith).

21.1     Subsidiaries of Davel Communications, Inc.

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DAVEL COMMUNICATIONS, INC.
Date:  March 30, 2000


                   /s/ RAYMOND A. GROSS         /s/ WILLIAM K. BREADEN
                   ---------------------        ----------------------
                      Raymond A. Gross          William K. Breaden
                   Chief Executive Officer      Senior Vice President, Treasurer
                                                and Chief Financial Officer


                               POWER OF ATTORNEY


         Know all men by these presents, that each person whose signature appears below constitutes and appoints Raymond A. Gross and Michael E. Hayes, and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Amendment No. 1 to Annual Report on Form 10-K/A with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURES                              TITLE                           DATE
 /s/ SAMUEL ZELL                Chairman of the Board of Directors            March 29, 2000
----------------
Samuel Zell

 /s/ RAYMOND A. GROSS           President, Chief Executive Officer            March 29, 2000
-------------------------
Raymond A. Gross

 /s/ MICHAEL E. HAYES           President and Chief Operating Officer         March 29, 2000
-------------------------       and Director
Michael E. Hayes

/s/ DAVID R. HILL               Director                                      March 29, 2000
-------------------------
David R. Hill

/s/ ROBERT D. HILL              Director                                      March 29, 2000
-------------------------
Samuel Zell

/s/ F. PHILIP HANDY             Director                                      March 29, 2000
-------------------------
F. Philip Handy



                                Director
-------------------------
Justin S. Maccarone

                                Director
-------------------------
Thomas M. Vitale

/s/ A. JONES YORKE              Director                                      March 29, 2000
-------------------------
A. Jones Yorke