Form 10-K/A
period 1999-12-31
DAVEL COMMUNICATIONS INC
filed 2000-04-05
CIK 1072881

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 2

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


         The selected financial data presented below under the captions "Operating Data" and "Balance Sheet Data" are derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with the financial statements and notes thereto included elsewhere in this Amendment No. 2 to Annual Report on Form 10-K/A and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                           Year ended December 31, (1)
                                                        -----------------------------------------------------------------
                                                                      (In thousands, except per share data)
                                                        -----------------------------------------------------------------
                                                          1999          1998 (2)      1997           1996         1995
                                                        ---------     ----------    ---------     ---------     ---------
OPERATING DATA:
Revenue                                                 $ 175,846     $ 194,818     $ 158,411     $ 143,979     $ 144,192
Expenses                                                  232,935       220,600       152,368       140,665       146,516
                                                        ---------     ---------     ---------     ---------     ---------
                                                          (57,089)      (25,782)        6,043         3,314        (2,324)
Operating (income) loss

Other expense                                              23,412        23,881        13,084        12,519        10,844
Income taxes                                               (1,755)           --         2,459         1,868         2,186
                                                        ---------     ---------     ---------     ---------     ---------
Loss from continuing operations before
     Extraordinary item                                   (78,746)      (49,663)       (9,500)      (11,073)      (15,354)

Gain (loss) from discontinued operations                       --           607         2,092        (1,114)      (17,867)

Extraordinary loss from extinguishment of debt                 --       (17,856)           --            --        (3,327)
                                                        ---------     ---------     ---------     ---------     ---------
Net loss                                                $ (78,746)    $ (66,912)    $  (7,408)    $ (12,187)    $ (36,548)
                                                        =========     =========     =========     =========     =========
Basic and diluted loss per share:
     Continuing operations before extraordinary item    $   (7.40)    $   (5.68)    $   (1.27)    $   (1.47)    $   (1.92)
     Gain (loss) from discontinued operations                  --          0.07          0.25         (0.13)        (2.18)
     Extraordinary loss from extinguishment of debt            --         (1.98)           --            --         (0.40)
     Net loss                                           $   (7.40)    $   (7.59)    $   (1.02)    $   (1.60)    $   (4.50)
Weighted average common shares outstanding                 10,660         9,029         8,407         8,317         8,236

BALANCE SHEET DATA:
Total assets                                            $ 180,761     $ 273,018     $ 180,786     $ 184,732     $ 193,399
Long-term debt and obligations under capital leases,
     Less current maturities                              206,509       225,451       107,076       106,956       102,782
Manditorily redeemable preferred stock                         --            --        16,284        15,079        13,886
Shareholders' equity (deficit)                            (75,079)        1,649        20,290        28,641        42,278


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

RESULTS OF OPERATIONS


         The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Amendment No. 2 to Annual Report on Form 10-K/A, expressed as a percentage of total revenues.

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

         Loss from continuing operations before extraordinary items increased approximately $29.1 million, or 58.6%, from approximately $49.7 million in 1998 to approximately $78.7 million in 1999. Loss before extraordinary item increased approximately $29.7 million from approximately $49.1 million in 1998 to approximately $78.7 million in 1999.

         Net loss increased approximately $11.8 million, or 17.7%, from the prior year, from a net loss of approximately $66.9 million in 1998 to a net loss of approximately $78.7 million in 1999.


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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS


         Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities, and periodically, proceeds from the issuances of common stock and proceeds from the issuance of preferred stock. For 1999, quarterly revenue as a percentage of total revenue was approximately 25%, 27%, 26%, and 22%, respectively, for the first through fourth quarters of the year. In addition, for fiscal 1999 quarterly income
(loss) from operations as a percentage of total (loss) from operations was approximately (9)%, 1%, (85)%, and (6)%, respectively, for the first through fourth quarters of the year. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters that at other times during the years, while the Company's payphones throughout the Midwestern and eastern United States produce their highest call volumes during the second and third quarters.


         In 1999, operating activities generated $9.0 million of net cash, compared to a usage of $14.3 million in 1998. In 1997, the Company's operating activities generated $10.6 million of cash flow. The 1999 increase in cash from operating activities is a result of improved operating performance prior to the inclusion of the non-cash expenses related to depreciation, amortization, write-off of goodwill, write-off of location contracts, write-off of certain fixed assets, expenses associated with the issuance of stock in payment for services, and extraordinary losses on the early extinguishment of debt. In addition to the $21.7 million improvement in cash generated from operating activities (before non-cash items), decreased working capital erosion provided $2.1 million in cash flow.

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

The annual minimum rental commitments under operating and capital leases are as follows:


                              OPERATING         CAPITAL           TOTAL
                              ---------         -------          -------
Year ended December 31:
2000                           $ 2,505          $   586          $ 3,091
2001                             4,498              556            5,054
2002                             3,142              350            3,492
2003                             2,066                2            2,068
                               -------          -------          -------
                               $12,211          $ 1,494          $13,705
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

15.  401(K) PROFIT SHARING PLAN:


         Certain subsidiaries maintain 401(k) profit sharing plans (the "Plans"). The Plans provide for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $463, $397 and $153 for the years ended December 31, 1999, 1998 and 1997, respectively. During 1999, these plans were merged into the Davel plan.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



         (a) The following documents are filed with, and as part of, this Amendment No. 2 to Annual Report on Form 10-K/A.



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


10.20 Second Amendment to Credit Agreement and Consent and Waiver, dated as of March 9, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit
         10.20 to Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on March 29, 2000).


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



10.31 Investment Agreement dated April 19, 1999 among Davel Communications, Inc., Samstock L.L.C. and EGI-Davel Investors, L.L.C. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on March 29, 2000).


21.1     Subsidiaries of Davel Communications, Inc.

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DAVEL COMMUNICATIONS, INC.
Date:  April 5, 2000


                    /s/ WILLIAM K. BREADEN
                    ----------------------
                    William K. Breaden
                    Senior Vice President, Treasurer
                    and Chief Financial Officer