Form 10-Q
period 2000-03-31
DAVEL COMMUNICATIONS INC
filed 2000-05-15
CIK 1072881

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO _________


     Commission File Number: 0-22610



                           DAVEL COMMUNICATIONS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                     DELAWARE                            59-3538257
                     --------                            ----------
          (State or other jurisdiction of            (I.R.S. Employer)
           incorporation or organization)                 I.D. No.)


                     10120 WINDHORST ROAD, TAMPA, FL 33619
                     -------------------------------------
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number:      (813) 628-8000
                                            --------------------------



                                ---------------



     Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 21, 2000, there were 11,067,720 shares of the Registrant's Common Stock outstanding.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION


ITEM 1

Financial Statements:

Consolidated Balance Sheets...................................................1

Consolidated Statements of Operations.........................................2

Consolidated Statements of Cash Flows ........................................3

Notes to Consolidated Financial Statements....................................4


ITEM 2

Management's Discussion and Analysis of
        Financial Condition and Results of Operations.........................9

Liquidity and Capital Resources..............................................13

ITEM 3

Quantitative and Qualitative Disclosures about
         Market Risk.........................................................17


PART II  OTHER INFORMATION

ITEM 4

Submission of Matters to a Vote of Security Holders..........................18

ITEM 6

Exhibits and Reports on Form 8-K.............................................18

Exhibit Index................................................................19

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                        MARCH 31,        DECEMBER 31,
                                                                          2000               1999
                                                                        ---------        ------------
                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $   8,560         $   7,950
Trade accounts receivable, net of allowance for doubtful
    accounts of $10,389 and 10,880, respectively                           21,999            22,983
Other current assets                                                        1,372             1,048
                                                                        ---------         ---------

            TOTAL CURRENT ASSETS                                           31,931            31,981

Property and equipment, net                                               112,170           115,558
Location contracts, net                                                    19,324            20,852
Goodwill, net                                                               5,829             6,290
Other assets                                                                6,398             6,080
                                                                        ---------         ---------

            TOTAL ASSETS                                                $ 175,652         $ 180,761
                                                                        =========         =========

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Current maturities of long-term debt and
          obligations under capital leases                              $  24,035         $  21,535
     Accounts payable and accrued liabilities                              21,243            27,484
                                                                        ---------         ---------

            TOTAL CURRENT LIABILITIES                                      45,278            49,019
                                                                        ---------         ---------

Long-term debt and obligations under capital leases                       214,374           206,509
Deferred revenue                                                              250               312
                                                                        ---------         ---------

            TOTAL LIABILITIES                                             259,902           255,840
                                                                        ---------         ---------

Shareholders' equity (deficit)
     Preferred stock - $.01 par value, 1,000,000 shares
        authorized, none issued and outstanding                                --                --
     Common stock - $.01 par value, 50,000,000
        Shares authorized, 11,067,720 and 11,033,628 shares
        issued and outstanding, respectively                                  111               110
     Additional paid-in capital                                           128,510           128,338
     Accumulated deficit                                                 (212,871)         (203,527)
                                                                        ---------         ---------

            TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                          (84,250)          (75,079)
                                                                        ---------         ---------

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)        $ 175,652         $ 180,761
                                                                        =========         =========



  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       2000                  1999
                                                   ------------         ------------
REVENUES
     Coin calls                                    $     21,707         $     28,032
     Non-coin calls                                      14,694               16,413
                                                   ------------         ------------

TOTAL REVENUES                                           36,401               44,445
                                                   ------------         ------------

COSTS AND EXPENSES
     Telephone charges                                    9,918               11,772
     Commissions                                          8,655               10,416
     Service, maintenance and network costs               7,677               13,303
     Depreciation and amortization                        8,669                8,975
     Selling, general and administrative                  4,223                5,089
                                                   ------------         ------------

TOTAL OPERATING COSTS AND EXPENSES                       39,142               49,555
                                                   ------------         ------------

OPERATING LOSS                                           (2,741)              (5,110)

     Interest expense                                     6,702                5,267
     Other (income) expense                                 (99)                  23
                                                   ------------         ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                 (9,344)             (10,400)

     Income tax expense                                 --                   --
                                                   ------------         ------------

NET LOSS                                           $     (9,344)        $    (10,400)
                                                   ============         ============


BASIC AND DILUTED LOSS PER SHARE                   $      (0.84)        $      (0.99)
                                                   ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  11,058,629           10,536,837
                                                   ============         ============



  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)


                                                                            2000             1999
                                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                             $ (9,344)        $ (10,400)
     Adjustments to reconcile net loss to cash flows
         from operating activities:
            Depreciation and amortization                                    8,669             8,975
            Amortization of deferred financing costs                           652               139
            Payment for certain contracts                                   (1,797)           (1,223)
            Write-off of fixed assets                                          420             --
            Increase (decrease) in allowance for doubtful accounts            (491)            1,570
            Stock issued as payment for services provided                      173                 7
     Changes in assets and liabilities:
            Accounts receivable                                              1,475              (222)
            Other assets                                                    (1,582)           (1,673)
            Accounts payable and accrued liabilities                        (6,241)            1,737
            Deferred revenue                                                   (62)            --
                                                                          --------         ---------

            NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (8,128)           (1,090)
                                                                          --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                   (1,627)           (2,526)
     Purchase of payphone assets, net of cash acquired                       --               (5,123)
                                                                          --------         ---------

            NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (1,627)           (7,649)
                                                                          --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                             (5,237)            --
     Net proceeds on revolving line of credit                               15,700            11,500
     Principal payments under capital lease obligations                        (98)              (50)
                                                                          --------         ---------

            NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                 10,365            11,450
                                                                          --------         ---------

            NET INCREASE IN CASH AND CASH EQUIVALENTS                          610             2,711

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,950            17,162
                                                                          --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  8,560         $  19,873
                                                                          ========         =========

CASH PAID FOR INTEREST                                                    $  6,024         $   1,039
                                                                          ========         =========

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)




1.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of operations and of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the years ended December 31, 1999 and 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results for the full year.

         The Company was incorporated on June 9, 1998, under the laws of the state of Delaware, to effect the merger, on December 23, 1998 of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 72,900 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 31 geographically dispersed locations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

         Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

3.   NON-RECURRING AND RESTRUCTURING COSTS

         In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment-banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a write down of the value of the former Peoples Telephone Company, Inc. ("Peoples Telephone") headquarters and

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)



employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes reserves utilized during the quarter ended March 31, 2000.


                                         Facility     Employee                  Merger
                                         Closing     Termination                Closing
                                          Costs         Costs       Other        Costs         Total
                                          -----         -----       -----       -------        -----
Non-recurring and restructuring
   charge at January 1, 2000               $ 72         $  --       $  --        $  --         $  72


Utilized during quarter ended
   March 31, 2000                           (13)           --          --           --           (13)
                                          -----         -----       -----       ------         -----


Remaining reserve at March 31, 2000        $ 59         $  --       $  --        $  --         $  59
                                          =====         =====       =====       ======         =====



4.   PROVISION FOR DIAL-AROUND COMPENSATION

         On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per-payphone, per-month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXC"s) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)



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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the local exchange carriers ("LECs") of payphone-specific coding digits, which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from Regional Bell Operating Company ("RBOC") payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphones.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs have petitioned the Court for review of the 1999 Payphone Order, and PSPs petitioned the FCC for reconsideration of the Order. All of these petitions are currently pending. The new rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)



Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

         Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation, is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

         The Company recorded dial-around compensation revenue, net of adjustments, of approximately $24.9 million for the year ended December 31, 1997; approximately $27.2 million for the year ended December 31, 1998; and approximately $35.9 million for the year ended December 31, 1999.

         The Company's counsel, Dickstein, Shapiro, Morin & Oshinsky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the current level of "fair" compensation, as determined by the FCC, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could result in a material adverse impact upon the Company's results of operations and financial position.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (CONTINUED)



5.   EARNINGS PER SHARE

         The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

6.   COMPREHENSIVE INCOME (LOSS)

         For the three months ended March 31, 2000 and March 31, 1999, there is no difference between comprehensive loss and net loss as presented on the accompanying income statements.

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

         Non-coin calls are calls made from the pay telephones without deposit of coin by the caller. Payment is made via calling cards, credit card, collect or third party. The Company utilizes various local and long-distance carriers such as Sprint, AT&T and Bell South to handle and bill for these calls. These carriers pay the Company a commission, typically based on a percentage of revenues generated by these calls, pursuant to contract as the primary carrier for the applicable traffic.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one selected by the Company as the primary carrier for the phone. These types of calls are commonly referred to as "dial-around" traffic.
See "- Regulatory Impact on Revenue - Dial Around Compensation."

         The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs or competitive local exchange carriers and long distance carriers for access to and use of their telecommunications networks. Commission expense represents payments to the owners or operators of the premises at which a payphone is located ("Location Owners"). Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis, costs related to the operation of the Company's switch (which was deactivated as of November 1999) and, in connection with unbundled services arrangements, the fees paid for those services.

REGULATORY IMPACT ON REVENUE

Local Coin Rates

         To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In the first quarter of 2000, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

Dial-Around Compensation

         On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules which became effective November 7, 1996 (the "1996 Payphone Order"), initially mandating dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

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

         In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and will serve as a default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate. Both PSPs and IXCs have petitioned the Court for review of the 1999 Payphone Order, and PSPs petitioned the FCC for reconsideration of the order. All of these petitions are currently pending.

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

         The Company believes that it is legally entitled to fair compensation under the 1996 Telecom Act for dial-around calls, which the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the 1996 Telecom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month (131 calls multiplied by $0.238 per call) and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month.

         While the amount of $0.24 per call constitutes the FCC's current designation of the minimum level of fair compensation following the April 21, 1999 effective date, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call.

         The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $0.24 rate recently ordered by the FCC and the outcome of the pending appeal before the Court, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         For the three months ended March 31, 2000, total revenues decreased approximately $8.0 million, or 18.1%, from approximately $44.4 million in the three months ended March 31, 1999 to approximately $36.4 million in the same period of 2000. This decrease was primarily attributable to the removal of non-profitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic.

         Coin call revenues decreased approximately $6.3 million, or 22.6%, from approximately $28.0 million in the first quarter of 1999 to approximately $21.7 million in the first quarter of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of payphones from 82,586 to 72,864 as a result of the Company's ongoing strategy to remove unprofitable phones, and lower call volumes on the Company's payphones resulting from increased competition from wireless communication services.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $1.7 million or 10.5%, from approximately $16.4 million in the three months ended March 31, 1999 to approximately $14.7 million in the three months ended March 31, 2000. Dial-around revenue decreased approximately $0.7 million, from approximately $9.2 million in the three months ended March 31, 1999 to approximately $8.5 million in the first quarter of 2000. The dial-around decrease is primarily attributable to the removal of approximately 9,722 unprofitable phones and increased competition from wireless services. Long-distance revenues decreased approximately $1.9 million, from approximately $7.2 million in the first quarter of 1999 to approximately $5.3 million in the three months ended March 31, 2000. During the first quarter of 1999, long distance services were managed through the Company's switch. Revenue was recorded for the gross billings and service, maintenance and network costs were recorded for the cost of the carrier services. Subsequent to March 31, 1999, the switch was shutdown and long distance services are now provided by third parties who pay Davel a commission on the gross billings. These third parties incur the expense related to the carrier services. Non-coin revenues decreased by approximately $0.9 million as a result of the closure of the switch and the change in recording revenue on a gross basis versus recording the commissions on the gross billings. The remaining $1.0 million is primarily attributable to increased competition from wireless communications services. These decreases were partially offset by an increase in advertising revenue of approximately $0.9 million in the first quarter of 2000.

         Telephone charges decreased approximately $1.9 million or 15.7%, from approximately $11.8 million for the quarter ended March 31, 1999 to approximately $9.9 million in the three months ended March 31, 2000. The Company's average monthly telephone charge on a per phone basis decreased from approximately $48 per-phone, per-month at March 31, 1999 to approximately $41 per-phone, per-month at March 31, 2000 due to negotiation of more favorable contracts with LECs and Competitive Local Exchange Carriers for local exchange telephone services. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $1.8 million, or 16.9%, from approximately $10.4 million in the first quarter of 1999 to approximately $8.7 million in the three months ended March 31, 2000. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones. Commissions as a percentage of revenues remained relatively stable between the periods.

         Service, maintenance and network costs decreased approximately $5.6 million, or 42.3%, from approximately $13.3 million in the first quarter of 1999 to approximately $7.7 million in the three months ended March 31, 2000. Service, maintenance and network costs decreased from 29.9% of total revenues in the first quarter of 1999 compared to 21.1% of total revenues in the first quarter of 2000. The decrease was primarily attributable to: (1) $0.9 million reduction due to elimination of the Company's switch, and (2) $4.7 million in cost savings generated from consolidation of duplicate offices as a result of the Peoples Merger, increased geographic density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Additionally, surcharges assessed to provide funding for universal telephone service were previously based on total coin revenue volume. Recent court rulings have isolated the surcharge to interstate coin revenues only, thereby significantly reducing the Company's liability. This accounted for approximately $0.7 million of the reduction in service, maintenance and network costs in the first quarter of 2000 as compared to the first quarter of 1999.

         Depreciation and amortization were $4,595 and $4,074, respectively, in the first quarter of 2000 and $5,130 and $3,845, respectively, in the first quarter of 1999. The decrease in depreciation expense is primarily a result of fewer phones being in service.

         Amortization expense increased as a result of an acceleration of site contact amortization of phones taken out of service. This increase was partially offset by the elimination of goodwill and the site contract intangible asset related to a 1998 purchase of assets from Communications Central, Inc. ("CCI"). The write-off of these CCI assets occurred at September 30, 1999.

         Selling, general and administrative expenses decreased approximately $0.9 million, or 17.0%, from approximately $5.1 million in the first quarter of 1999 to approximately $4.2 million in the three months ended March 31, 2000. The decrease was primarily attributable to the fact that the Company experienced additional costs in the first quarter of 1999 related to the consolidation of its administrative functions into a single, larger facility in Tampa, Florida, subsequent to the People's Merger.

         Interest expense in the three months ended March 31, 2000 increased approximately $1.4 million, or 27.2%, compared to the prior-year period, from approximately $5.3 million in the first quarter of 1999 to approximately $6.7 million in the first quarter of 2000. This increase is attributable to: (1) $1.0 million from higher average interest rates related to the Company's Senior Credit Facility, and (2) $0.4 million write-off of deferred financing costs related to the Second Amendment to the Credit Agreement See "Liquidity and Capital Resources."

         Net loss decreased approximately $1.1 million, or 10.2% from the prior-year period, from approximately $10.4 million in the three months ended March 31, 1999 to approximately $9.3 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under various credit facilities. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the Midwestern and eastern United States produce their highest call volumes during the second and third quarters.

         In the first quarter of 2000, operating activities used $8.1 million of net cash, compared to a usage of $1.1 million in the first quarter of 1999, primarily due to increased payments of location contracts of approximately $5.3 million and litigation settlement approximating $0.5 million. The remaining $1.2 million increase is attributable to timing differences of payments on accounts payable.

         The Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At March 31, 2000, the Company had an available borrowing capacity of $11.8 million under the revolving credit facility.

         Cash flows used in investing activities totaled approximately $1.6 million in the three months ended March 31, 2000, consisting of capital expenditures for the installation of new payphones. The Company's investing activities in the first quarter of 2000 were financed primarily through additional borrowings of $10.4 million from the revolving line of credit.

Credit Agreement

         In connection with the Peoples Merger the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein (the "Lenders"). The Senior Credit Facility provides for borrowings by Davel from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

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

         The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of EBITDA (as defined in the Senior Credit Facility and subsequent amendments), minimum interest and fixed charge ratios and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants that, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

First Amendment to Credit Agreement

         In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders who are party to the agreement agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ended March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment also provided for the following:

o Amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid

o Payment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

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

Second Amendment to Credit Agreement

         In the first quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment"), which waived certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility from $280.0 million to $245.0 million (through a permanent reduction of the revolving line of credit to $45.0 million), placement of a block on the final $10 million of borrowing under the revolving credit facility (which requires that all of the Lenders be notified in order to access the final $10.0 million of availability on that facility), a fee of 35 basis points of the Lenders commitment and a moratorium on acquisitions. The Second Amendment also provided for the following:

o        Amendment of the applicable interest rates and fees to:

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

o The addition of a new covenant to provide financial statements to the Lenders on a monthly basis;

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

o Reduction of the maximum interest period for Eurodollar Loans to 30 days.

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

         The Company believes that cash generated from operations and available borrowings under the Senior Credit Facility will be sufficient to fund the Company's foreseeable cash requirements, including capital expenditures, through December 31, 2000. There can be no assurance, however, that additional financing will be available when needed or, if available, will be available on terms acceptable to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company is subject to variable interest rate risk on its existing Senior Credit Facility and any future financing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

         In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions that, in the aggregate, maintain notional amounts exceeding 40% of the Company's outstanding long-term debt balance to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

         As of March 31, 2000, the Company has interest rate cap agreements with an aggregate notional amount of $40.0 million that terminate in March 2000. The interest rate cap agreements require premium payments to the counter party based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counter parties for amounts, if any, by which the U.S. three-month LIBOR rate exceeds 7%. In addition, the Company has an interest rate collar agreement that terminates in February 2002, and two interest rate swap agreements that terminate in March 2001 and June 2001. The notional amount of the interest rate collar is $25.0 million and the agreement has a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one month LIBOR rate. The notional value of the swaps approximates $18.9 million at March 31, 2000. The Company pays 5.66% on an amortizing notional amount ($13.4 million at March 31, 2000) and 5.92% on a separate amortizing notional amount ($5.5 million at March 31, 2000) and receives the three-month LIBOR from the respective financial institutions.

         Based upon the Company's variable rate indebtedness and weighed average interest rates at March 31, 2000, a ten percent change in market rates of interest would impact future cash outflows for interest payments or inflows through interest savings by approximately $0.6 million per quarter.

         These amounts were determined by considering the impact of hypothetical interest rates on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial structure.

PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 25, 2000, the Company held its 1999 Annual Meeting of Stockholders in Chicago, Illinois. One proposal was brought before the stockholders for a vote. The proposal was to elect eight members of the Company's Board of Directors. The Company's directors hold one-year terms and are subject to annual re-election by the stockholders. The stockholders elected each nominee who was proposed for election. The following tabulation displays the names of each nominee elected, the number of votes cast for each nominee, and the number of votes withheld for each nominee.

  Name of Nominee       Number of Votes For        Number of Votes Withheld
  ---------------       -------------------        ------------------------

Samuel Zell                 6,757,172                        21,864

Michael E. Hayes            6,755,682                        23,354

David R. Hill               6,755,855                        23,181

Robert D. Hill              6,756,055                        22,981

F. Philip Handy             6,755,202                        23,834

Justin S. Maccarone         6,757,172                        21,864

Thomas M. Vitale            6,757,172                        21,864

A. Jones Yorke, IV          6,757,172                        21,864



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      See Exhibit Index

    (b) On February 28, 2000, the Company filed a Current Report on Form 8-K, announcing the appointment of Raymond A. Gross as Chief Executive Officer, as well as naming other officers.

                                 EXHIBIT INDEX

EXHIBITS                    DESCRIPTION
--------                    -----------

  27.1           Financial Data Schedule

SIGNATURE
---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DAVEL COMMUNICATIONS, INC.




Date: May 15, 2000                        /s/ William K. Breaden
     ----------------------------         -------------------------------------
                                              William K. Breaden
                                              Senior Vice President and
                                              Chief Financial Officer