Form 10-Q
period 2000-06-30
DAVEL COMMUNICATIONS INC
filed 2000-08-14
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________ TO _________

    COMMISSION FILE NUMBER: 0-22610


                           DAVEL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           59-3538257
-------------------------------                          -----------------
(State or other jurisdiction of                          (I.R.S. Employer)
incorporation or organization)                               I.D. No.)


                      10120 WINDHORST ROAD, TAMPA, FL 33619
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (813) 628-8000


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2000, there were 11,143,420 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets...............................................     1

Consolidated Statements of Operations.....................................     2

Consolidated Statements of Cash Flows.....................................     4

Notes to Consolidated Financial Statements................................     5

ITEM 2

Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    10

Liquidity and Capital Resources...........................................    16

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk................    20

PART II  OTHER INFORMATION

ITEM 1

Legal Proceedings.........................................................    21

ITEM 6

Exhibits and Reports on Form 8-K..........................................    21

Exhibit Index.............................................................    22


PART I  FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS



                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               UNAUDITED
                                                                                JUNE 30,     DECEMBER 31,
                                                                                  2000           1999
                                                                                ---------      ----------
                                                ASSETS

CURRENT ASSETS
Cash  and equivalents                                                           $   6,941       $   7,950
Trade accounts receivable, net of allowance for doubtful
   accounts of $11,114 and $10,880, respectively                                   21,091          22,983
Other current assets                                                                1,709           1,048
                                                                                ---------       ---------

       TOTAL CURRENT ASSETS                                                        29,741          31,981

Property and equipment, net                                                       108,720         115,558
Location contracts, net                                                            17,100          20,852
Goodwill, net                                                                       5,368           6,290
Other assets                                                                        5,932           6,080
                                                                                ---------       ---------

       TOTAL ASSETS                                                             $ 166,861       $ 180,761
                                                                                =========       =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Current maturities of long-term debt and
     obligations under capital leases                                           $ 235,790       $  21,535
   Accounts payable and accrued liabilities                                        25,561          27,484
                                                                                ---------       ---------

       TOTAL CURRENT LIABILITIES                                                  261,351          49,019
                                                                                ---------       ---------

Long-term debt and obligations under capital leases                                 1,165         206,509
Deferred revenue                                                                      208             312
                                                                                ---------       ---------

       TOTAL LIABILITIES                                                          262,724         255,840
                                                                                ---------       ---------

Shareholders' equity (deficit)
   Preferred stock - $.01 par value, 1,000,000 shares
     authorized, none issued and outstanding                                         --              --
   Common stock - $.01 par value, 50,000,000
     Shares authorized, 11,143,420 and 11,033,628 shares
     issued and outstanding, respectively                                             111             110
   Additional paid-in capital                                                     128,617         128,338
   Accumulated deficit                                                           (224,591)       (203,527)
                                                                                ---------       ---------

       TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                       (95,863)        (75,079)
                                                                                ---------       ---------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                     $ 166,861       $ 180,761
                                                                                =========       =========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   2000               1999
                                               ------------       ------------

REVENUES
   Coin calls                                  $     22,098       $     29,787
   Non-coin calls                                    13,354             16,968
                                               ------------       ------------

TOTAL REVENUES                                       35,452             46,755
                                               ------------       ------------

COSTS AND EXPENSES
   Telephone charges                                  9,846             10,502
   Commissions                                        7,955             10,275
   Service, maintenance and network costs             9,082             11,175
   Depreciation and amortization                      8,906              8,347
   Selling, general and administrative                5,028              6,028
                                               ------------       ------------

TOTAL OPERATING COSTS AND EXPENSES                   40,817             46,327
                                               ------------       ------------

OPERATING INCOME (LOSS)                              (5,365)               428

   Interest expense                                   6,400              6,052
   Other (income) expense                               (94)              (136)
                                               ------------       ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES            (11,671)            (5,488)

   Income tax expense (benefit)                          49               --
                                               ------------       ------------

NET LOSS                                       $    (11,720)      $     (5,488)
                                               ============       ============

BASIC AND DILUTED LOSS PER SHARE               $      (1.05)      $      (0.53)
                                               ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING              11,121,662         10,536,860
                                               ============       ============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   2000               1999
                                               ------------       ------------

REVENUES
   Coin calls                                  $     43,805       $     57,819
   Non-coin calls                                    28,048             33,381
                                               ------------       ------------

TOTAL REVENUES                                       71,853             91,200
                                               ------------       ------------

COSTS AND EXPENSES
   Telephone charges                                 19,763             22,274
   Commissions                                       16,610             20,691
   Service, maintenance and network costs            16,758             24,478
   Depreciation and amortization                     17,575             17,322
   Selling, general and administrative                9,254             11,117
                                               ------------       ------------

TOTAL OPERATING COSTS AND EXPENSES                   79,960             95,882
                                               ------------       ------------

OPERATING INCOME (LOSS)                              (8,107)            (4,682)

   Interest expense                                  13,031             11,319
   Other (income) expense                              (123)              (113)
                                               ------------       ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES            (21,015)           (15,888)

   Income tax expense (benefit)                          49               --
                                               ------------       ------------

NET LOSS                                       $    (21,064)      $    (15,888)
                                               ============       ============

BASIC AND DILUTED LOSS PER SHARE               $      (1.90)      $      (1.52)
                                               ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING              11,090,008         10,536,860
                                               ============       ============


  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (IN THOUSANDS)

                                                                      2000           1999
                                                                    --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                         $(21,064)      $(15,888)
   Adjustments to reconcile net loss to cash flows
     from operating activities:
        Depreciation and amortization                                 17,575         17,322
        Amortization of deferred financing costs                         962            430
        Write-off of fixed assets                                         42           --
        Increase (decrease) in allowance for doubtful accounts           234          3,104
        Stock issued as payment for services provided                    280              7
   Changes in assets and liabilities:
        Accounts receivable                                            1,658            985
        Other assets                                                  (1,744)         2,508
        Accounts payable and accrued liabilities                      (1,923)        (7,984)
        Payment for certain location contracts                        (2,368)        (1,223)
        Deferred revenue                                                (104)          --
                                                                    --------       --------

        NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (6,452)          (739)
                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                               (3,468)        (6,785)
   Purchase of payphone assets, net of cash acquired                    --           (5,123)
                                                                    --------       --------

        NET CASH FLOWS USED IN INVESTING ACTIVITIES                   (3,468)       (11,908)
                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                         (5,238)        (4,316)
   Net proceeds under revolving line of credit                        13,800         11,500
   Borrowing under capital leases                                        723           --
   Principal payments under capital lease obligations                   (374)          (245)
   Payment of preferred stock dividend                                  --              (95)
                                                                    --------       --------
        NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                8,911          6,844
                                                                    --------       --------

        NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,009)        (5,803)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         7,950         17,162
                                                                    --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  6,941       $ 11,359
                                                                    ========       ========

CASH PAID FOR INTEREST                                              $ 10,000       $  1,039
                                                                    ========       ========
CASH PAID FOR TAXES                                                 $     49       $      0
                                                                    ========       ========
NON-CASH ACTIVITIES:
     STOCK ISSUED AS PAYMENT FOR SERVICES PERFORMED                 $    280       $      7
                                                                    ========       ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.  BASIS OF PRESENTATION

        The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations and of cash flows for the three and six-month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

        The Company was incorporated on June 9, 1998, under the laws of the state of Delaware, to effect the merger, on December 23, 1998 of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 69,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 31 geographically dispersed locations.

2.  LIQUIDITY

        The Company's ability to fund operations, make capital expenditures and meet its debt service obligations or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flows, and capital resources will be sufficient to fund its operations and capital expenditures.

        The Company's ability to meet its debt service obligations is also dependent upon obtaining additional modifications to the Senior Credit Facility. The Company is currently in negotiations with the Lenders to obtain modifications related to the debt amortization schedule, as well as the loan covenants. Debt amortization payments totaling approximately $10.5 million and interest payments of approximately $6.5 million is currently scheduled to be due and payable on September 30, 2000. Because of these pending payments and the probable violation of the loan covenants at September 30, 2000, the Company has classified the obligations under the Senior Credit Facility as current liabilities, in accordance with Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Waiver is Obtained by the Creditor."

        In the absence of improved operating results and a modification to the Senior Credit Facility, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and make capital expenditures and to meet its debt service and other obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therefrom. The Company has been advised by its independent certified public accountants that, if these contingencies have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for those contingencies.

3.  RECLASSIFICATIONS

        Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

4.  NON-RECURRING AND RESTRUCTURING COSTS

        In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment-banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a write down of the value of the former Peoples Telephone Company, Inc. ("Peoples Telephone") headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes reserves utilized during the quarter ended June 30, 2000.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

                                    FACILITY     EMPLOYEE                     MERGER
                                    CLOSING     TERMINATION                  CLOSING
                                     COSTS         COSTS         OTHER        COSTS         TOTAL
                                    --------     --------      --------      --------      --------
Non-recurring and
   restructuring charge
   at March 31, 2000                $     59     $     --      $     --      $     --      $     59

Utilized during the quarter
   Ended:  June 30, 2000                 (13)          --            --            --           (13)
                                    --------     --------      --------      --------      --------

Remaining reserve at
   June 30, 2000                    $     46     $     --      $     --      $     --      $     46
                                    ========     ========      ========      ========      ========

5.  PROVISION FOR DIAL-AROUND COMPENSATION

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

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)


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

        In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. The new rate became effective April 21, 1999, and will likely serve as the default rate through the end of 2001. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. Subsequent to issuance of the 1999 Payphone Order, both the PSPs and IXCs petitioned the Court for appellate review. On June 16, 2000, after full briefing and oral argument, the Court affirmed the 1999 Payphone Order and the establishment of a $0.24 dial around rate. On all of the issues raised by those challenging the FCC's decision, the Court denied the appeals and found that the FCC's rulings were not "arbitrary and capricious". As a result of the Court's affirmance, the $0.24 "default" payment measure is likely to remain in place at least until the end of 2001, when the FCC has

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)


indicated it will complete a third-year review of the dial around compensation rate. While a petition to the U.S. Supreme Court for certiorari review of the most recent Court order affirming the 1999 Payphone Order may be filed on or before September 14,2000, the Company does not believe such an appeal is likely or would be successful if pursued, although no assurances can be given.

        While the Company believes that a rate higher than $0.24 per call is well justified on the record established in the relevant proceedings, the Company also believes there is a benefit associated with the Court's affirmance of the 1999 Payphone Order, in terms of removing the significant uncertainty that previously surrounded this important aspect of the Company's business and by allowing the industry to focus its full energies on seeking financially beneficial improvements to the dial around compensation collection process.

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

        The Company recognizes revenues from dial-around calls based on estimates of calls made and the FCC mandated rate of $0.24 per call. The Company recorded dial-around compensation revenue, net of adjustments, of approximately $35.9 million for the year ended December 31, 1999 and approximately $16.4 million for the six months ended June 30, 2000.

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

6.  EARNINGS PER SHARE

        The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2000
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)


7.  COMPREHENSIVE INCOME (LOSS)

        For the three and six months ended June 30, 2000, there is no difference between comprehensive loss and net loss as presented on the accompanying statements of operations.

8.  COMMITMENTS & CONTINGENCIES

        On or about October 31, 1998, PhoneTel Technologies, Inc. ("PhoneTel") named the Company as a third party defendant to the action and counterclaimed seeking specific performance of a certain merger agreement. Parties commenced discovery, and, on December 17, 1998, Peoples moved to dismiss the action. On or about February 15, 2000, the parties submitted a status report to the Court of Chancery, indicating the matter has been stayed pending PhoneTel's bankruptcy filed in the district court for the Southern District of New York. Although the bankruptcy is apparently no longer a bar to litigation, there has been no activity in the case since the February 15, 2000 status report. The Company, at this time, cannot predict the outcome of this litigation.

        In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies who assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company has filed a motion to dismiss the amended complaint. No discovery has been conducted to date. The Company intends to vigorously defend the case.

        In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5,000,000. No discovery has been conducted to date. The Company intends to vigorously defend the case.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

        With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of financial Condition and Result of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and related filings with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward-looking statements. Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

GENERAL

        On December 23, 1998, Old Davel and Peoples Telephone merged together in a transaction accounted for as a pooling-of-interests. As such, the results of both companies have been restated as if they had been combined for all periods presented.

        During 1999 and the first six months of 2000, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins collected from the payphones.

        Non-coin calls are calls made from the pay telephones without deposit of coin by the caller. Payment is made via calling cards, credit card, collect or third party billing. The Company utilizes various local and long-distance carriers such as Sprint and AT&T to handle and bill for these calls. These carriers pay the Company a commission, typically based on a percentage of revenues generated by these calls, pursuant to contract as the primary carrier for the applicable traffic.

        The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one selected by the Company as the primary carrier for the phone or to make traditional "toll free" calls. These types of calls are commonly referred to as "dial-around" calls. See "- Regulatory Impact on Revenue - Dial Around Compensation."

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

REGULATORY IMPACT ON REVENUE


LOCAL COIN RATES

        To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. In the first six months of 2000, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones. There can be no assurances that such trends will not continue

DIAL-AROUND COMPENSATION

        On September 20, 1996, the FCC adopted rules which became effective November 7, 1996. The 1996 Payphone Order initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997 and ending October 6, 1998 the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties challenged certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, a federal court vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

        In accordance with the court's mandate, on October 9, 1997, the FCC adopted the 1997 Payphone Order, establishing a rate of $0.284 per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers, including the Company, beginning October 7, 1997. On May 15, 1998, the court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 default rate.

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

        In accordance with the court's second mandate, on February 4, 1999, the FCC released the 1999 Payphone Order, in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and will likely serve as a default rate through the end of 2001. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up will be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate. Subsequent to issuance of the 1999 Payphone Order, both the PSPs and IXCs petitioned the Court for appellate review. On June 16, 2000, after full briefing and oral argument, the Court affirmed the 1999 Payphone Order and the establishment of a $0.24 dial around rate. On all of the issues raised by those challenging the FCC's decision, the Court denied the appeals and found that the FCC's rulings were not "arbitrary and capricious". As a result of the Court's affirmance, the $0.24 "default" payment measure is likely to remain in place at least until the end of 2001, when the FCC has indicated it will complete a third-year review of the dial around compensation rate. While a petition to the U.S. Supreme Court for certiorari review of the most recent Court order affirming the 1999 Payphone Order may be filed on or before September 14, 2000, the Company does not believe such an appeal is likely or would be successful if pursued, although no assurances can be given.

        While the Company believes that a rate higher than $0.24 per call is well justified on the record established in the relevant proceedings, the Company also believes there is a benefit associated with the Court's affirmance of the 1999 Payphone Order, in terms of removing the significant uncertainty that previously surrounded this important aspect of the Company's business and by allowing the industry to focus its full energies on seeking financially beneficial improvements to the dial-around compensation collection process. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could result in a material adverse impact upon the Company's results of operations and financial position.

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

        The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $0.24 rate currently ordered by the FCC and subject to a further discretionary appeal to the U.S. Supreme Court,
(ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment, (iii) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

THREE MONTHS ENDED JUNE 30, 2000 (THE "2000 QUARTER") COMPARED TO THREE MONTHS ENDED JUNE 30, 1999 (THE "1999 QUARTER")

        For the three months ended June 30, 2000, total revenues decreased approximately $11.3 million, or 24.2%, from approximately $46.8 million in the three months ended June 30, 1999 to approximately $35.5 million in the same period of 2000. This decrease was primarily attributable to the removal of non-profitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic.

        Coin call revenues decreased approximately $7.7 million, or 25.8%, from approximately $29.8 million in the 1999 Quarter to approximately $22.1 million in the 2000 Quarter. The decrease in coin call revenues was primarily attributable to a reduction in the number of payphones from approximately 83,000 at the beginning of 1999 to approximately 69,000 at June 30, 2000, which resulted from the Company's ongoing strategy to remove unprofitable phones, as well as lower call volumes on the Company's payphones resulting from increased competition from wireless and other public communication services.

        Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $3.6 million or 21.3%, from approximately $17.0 million in the 1999 Quarter to approximately $13.4 million in the 2000 Quarter. Dial-around revenue decreased approximately $1.4 million, or 15.1%, from approximately $9.3 million in the 1999 Quarter to approximately $7.9 million in the 2000 Quarter. The dial-around decrease is primarily attributable to the removal of approximately 14,000 unprofitable phones and increased competition from wireless and other public communication services. Long-distance revenues decreased approximately $1.9 million, or 27.7%, from approximately $6.7 million in the 1999 Quarter to approximately $4.8 million in the 2000 Quarter. During the 1999 Quarter, long distance services were partially managed through the Company's switch. During the 1999 Quarter, a portion of the long-distance revenues was recorded at a gross billings amount and service, maintenance and network costs were recorded for the cost of the carrier services that related to those billings. During 1999, the switch was phased out and shutdown in November 1999. Long distance services are now provided by third parties who pay Davel a commission based on their gross billings of services through our phones. These third parties incur the expense related to their network services. The decrease in non-coin revenue is primarily attributable to increased competition from wireless and other public communications services. Additionally, a decrease in advertising revenues was attributable to the transition of the advertising contract from a flat rate to a commission based rate based on usage of certain dial-around numbers. This change resulted in a decrease in advertising revenues of $0.3 million for the 2000 Quarter compared to the 1999 Quarter.

        Telephone charges decreased approximately $0.7 million, or 6.2%, from approximately $10.5 million for the 1999 Quarter to approximately $9.8 million in the 2000 Quarter. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

        Commissions decreased approximately $2.3 million, or 22.6%, from approximately $10.3 million in the 1999 Quarter to approximately $8.0 million in the 2000 Quarter. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones. Commissions as a percentage of revenues remained relatively stable between the periods.

        Service, maintenance and network costs decreased approximately $2.1 million, or 18.7%, from approximately $11.2 million in the 1999 Quarter to approximately $9.1 million in the 2000 Quarter. The decrease was primarily attributable to cost savings generated from consolidation of duplicate offices as a result of the Peoples Merger, increased geographic concentration of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Additionally, surcharges assessed to provide funding for universal telephone service were previously based on total coin revenue volume. Court rulings during the 2000 first quarter have isolated the surcharge to interstate coin revenues only.

        Depreciation and amortization were $5.3 million and $3.6 million, respectively, in the 2000 Quarter and $5.4 million and $2.9 million, respectively, in the 1999 Quarter. The decrease in depreciation expense is primarily a result of fewer phones being in service.

        Amortization expense increased as a result of an acceleration of location contract amortization related to phones taken out of service. This increase was partially offset by the elimination of goodwill and the location contract intangible asset related to a 1998 purchase of assets from Communications Central, Inc. ("CCI"). The write-off of these CCI assets occurred during the quarter ending September 30, 1999.

        Selling, general and administrative expenses decreased approximately $1.0 million, or 16.6%, from approximately $6.0 million in the 1999 Quarter to approximately $5.0 million in the 2000 Quarter. The decrease was primarily attributable to the fact that the Company experienced additional costs in the second quarter of 1999 related to the consolidation of its administrative functions into a single, larger facility in Tampa, Florida, subsequent to the People's Merger.

        Interest expense in the 2000 Quarter increased approximately $0.3 million, or 5.1%, compared to the 1999 Quarter, from approximately $6.1 million in the 1999 Quarter to approximately $6.4 million in the 2000 Quarter. This increase is attributable to higher average interest rates related to the Company's Senior Credit Facility.

        Net loss increased approximately $6.2 million from the prior-year period, from approximately $5.5 million in the 1999 Quarter to approximately $11.7 million in the 2000 Quarter.

SIX MONTHS ENDED JUNE 30, 2000 (THE "2000 PERIOD") COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 (THE "1999 PERIOD")

        Total revenues decreased approximately $19.3 million, or 21.2%, from approximately $91.2 million in the 1999 Period to approximately $71.9 million in the 2000 Period. This decrease was primarily attributable to the removal of non-profitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

        Coin call revenues decreased approximately $14.0 million, or 24.2%, from approximately $57.8 million in the 1999 Period to approximately $43.8 million in the 2000 Period. The decrease in coin call revenues was primarily attributable to a reduction in the number of payphones from approximately 83,000 at the beginning of 1999 to approximately 69,000 at June 30, 2000, which resulted from the Company's ongoing strategy to remove unprofitable phones, as well as lower call volumes on the Company's payphones resulting from increased competition from wireless and other public communication services.

        Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $5.3 million, or 16.0%, from approximately $33.4 million in the 1999 Period to approximately $28.1 million in the 2000 Period. Dial-around revenue decreased approximately $2.0 million, from approximately $18.4 million in the 1999 Period to approximately $16.4 million in the 2000 Period. The dial-around decrease is primarily attributable to the removal of approximately 14,000 unprofitable phones and increased competition from wireless and other public communication services. Long-distance revenues decreased approximately $3.8 million, from approximately $13.9 million in the 1999 Period to approximately $10.1 million in the 2000 Period. During the 1999 Period, long distance services were managed through the Company's switch. Revenue was recorded for the gross billings and service, maintenance and network costs were recorded for the cost of the carrier services. During 1999, the switch was phased out and shutdown in November 1999. Long distance services are now provided by third parties who pay Davel a commission on their gross billings. These third parties incur the expense related to their carrier services. Non-coin revenues decreased by approximately $0.9 million as a result of the closure of the switch and the change in recording revenue on a gross basis versus recording the commissions on the gross billings. The remaining $2.9 million is primarily attributable to increased competition from wireless and other public communications services. These decreases were partially offset by an increase in advertising revenue of approximately $0.5 million in the 2000 Period.

        Telephone charges decreased approximately $2.5 million or 11.3%, from approximately $22.3 million for the 1999 Period to approximately $19.8 million in the 2000 Period. The Company is currently negotiating contracts that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

        Commissions decreased approximately $4.1 million, or 19.7%, from approximately $20.7 million in the 1999 Period to approximately $16.6 million in the 2000 Period. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones. Commissions as a percentage of revenues remained relatively stable between the periods.

        Service, maintenance and network costs decreased approximately $7.7 million, or 31.5%, from approximately $24.5 million in the 1999 Period to approximately $16.8 million in the 2000 Period. Service, maintenance and network costs decreased from 26.8% of total revenues in the 1999 Period compared to 23.3% of total revenues in the 2000 Period. The decrease was primarily attributable to: (1) $0.9 million reduction due to elimination of the Company's switch, and (2) $6.1 million in cost savings generated from consolidation of duplicate offices as a result of the Peoples Merger, increased geographic concentration of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Additionally, surcharges assessed to provide funding for universal telephone service were previously based on total coin revenue volume. Court rulings during the 2000 first quarter have isolated the surcharge to interstate coin revenues only, thereby significantly reducing the Company's liability. This accounted for approximately $0.7 million of the reduction in service, maintenance and network costs in the 2000 Period as compared to the 1999 Period.

        Depreciation and amortization were $9.9 million and $7.7 million, respectively, in the 2000 Period and $10.5 million and $6.8 million, respectively, in the 1999 Period. The decrease in depreciation expense is primarily a result of fewer phones being in service.

        Amortization expense increased as a result of an acceleration of location contract amortization related to phones taken out of service. This increase was partially offset by the elimination of goodwill and the location contract intangible asset related to a 1998 purchase of assets from CCI. The write-off of these CCI assets occurred during the quarter ending September 30, 1999.

        Selling, general and administrative expenses decreased approximately $1.9 million, or 16.8%, from approximately $11.1 million in the 1999 Period to approximately $9.2 million in the 2000 Period. The decrease was primarily attributable to the fact that the Company experienced additional costs in the first quarter of 1999 related to the consolidation of its administrative functions into a single, larger facility in Tampa, Florida, subsequent to the Peoples Merger.

        Interest expense in the 2000 Period increased approximately $1.7 million, or 15.1%, compared to the 1999 Period, from approximately $11.3 million in the 1999 Period to approximately $13.0 million in the 2000

Period. This increase is attributable to: (1) $1.2 million from higher average interest rates related to the Company's Senior Credit Facility, and (2) a $0.5 million write-off of deferred financing costs related to the Second Amendment to the Credit Agreement. See "Liquidity and Capital Resources."

        Net loss increased approximately $5.2 million, or 32.6% from the prior-year period, from approximately $15.9 million in the 1999 Period to approximately $21.1 million in the 2000 Period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

        Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under various credit facilities. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company's payphones throughout the mid-western and eastern United States produce their highest call volumes during the second and third quarters.

        In the 2000 Period, operating activities used $6.5 million of net cash, compared to a usage of $0.7 million in the 1999 Period. The change in cash flow is due primarily to $6.9 million in greater cash operating losses, offset by $1.2 million of balance sheet improvements.

        The Company's principal uses of capital resources will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At June 30, 2000, the Company had an available borrowing capacity of $3.2 million under the revolving credit facility.

        Cash flows used in investing activities totaled approximately $3.5 million in the 2000 Period, consisting of capital expenditures for the installation of new payphones. The Company's investing activities in the 2000 Period were financed primarily through additional borrowings of $13.8 million from the revolving line of credit.

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

        Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company and all its subsidiaries.

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

        The Company is required to pay the lenders under the Senior Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Administrative Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Senior Credit Facility. The Administrative Agent and the other lenders will receive such other fees as have been separately agreed upon with the Administrative Agent.

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

FIRST AMENDMENT TO CREDIT AGREEMENT

        In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. On April 8, 1999, the Company and the Lenders who are party to the Senior Credit Facility (the "Lenders") agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ended March 31, 1999, with the financial covenants set forth in the Senior Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment also provided for the following:

o Amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid;

o Payment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997;

o Further limitations on permitted acquisitions as defined in the Credit Agreement through June 30, 2000;

o During the period April 1, 1999 to June 30, 2000, required Lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million;

o The introduction of a new covenant to provide certain operating data to the Lenders on a monthly basis;

o Increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000;

o Decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000; and

o Decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000.

        The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to the product of each Lender's commitment multiplied by 0.35%.

SECOND AMENDMENT TO CREDIT AGREEMENT

        In the first quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility. Effective March 9, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment"), which waived certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility from $280.0 million to $245.0 million (through a permanent reduction of the revolving line of credit to $45.0 million), placement of a block on the final $10.0 million of borrowing under the revolving credit facility (which requires that all of the Lenders be notified in order to access the final $10.0 million of availability on that facility), a fee of 35 basis points of the Lenders commitment and a moratorium on acquisitions. The Second Amendment also provided for the following:

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

THIRD AMENDMENT TO CREDIT AGREEMENT

        In the second quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first six months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the June 30, 2000 debt amortization and interest payments. On June 22, 2000, the Company and the Lenders who are party to the agreement agreed to the Third Amendment to Credit Agreement (the "Third Amendment"), which eliminated the financial covenant compliance test for the fiscal quarter ended June 30, 2000, as was set forth in the Senior Credit Facility. The Third Amendment also provided for the following:

   o Term Loan A amortization payments totaling $5.0 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the $5.0 million amortization payment scheduled for that date. The total Term A amortization payments due on September 30, 2000 are $10.0 million;

   o Term Loan B amortization payments totaling approximately $0.2 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the approximately $0.2 million amortization payment scheduled for that date. The total Term B amortization payments due on September 30, 2000 are approximately $0.5 million;

   o Interest payments due on June 30, 2000 became due and were paid on July 10, 2000; and

   o All interest otherwise due and payable on each interest payment date occurring after June 30, 2000 and before September 30, 2000 shall continue to accrue on the applicable loans from and after such interest payment date and shall be due and payable in arrears on September 30, 2000.

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

        The Company's ability to fund operations, make capital expenditures and meet its debt service obligations or to refinance its indebtedness will depend upon its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, some of which are beyond its control. There can be no assurance that the Company's results of operations, cash flows, and capital resources will be sufficient to fund its operations and capital expenditures.

        The Company's ability to meet its debt service obligations is also dependent upon obtaining additional modifications to the Senior Credit Facility. The Company is currently in negotiations with the Lenders to obtain modifications related to the debt amortization schedule, as well as the loan covenants. Debt amortization payments totaling approximately $10.5 million and interest payments of approximately $6.5 million is currently scheduled to be due and payable on September 30, 2000. Because of these pending payments and the probable violation of the loan covenants at September 30, 2000, the Company has classified the obligations under the Senior Credit Facility as current liabilities, in accordance with Emerging Issues Task Force Issue No. 86-30, "Classification of Obligations when a Waiver is Obtained by the Creditor."

        In the absence of improved operating results and a modification to the Senior Credit Facility, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and make capital expenditures and to meet its debt service and other obligations, and there can be no assurances as to the timing of such sales or the proceeds that the Company could realize therefrom. The Company has been advised by its independent certified public accountants that, if these contingencies have not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be modified for those contingencies.

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

        As of June 30, 2000, the Company has interest rate cap agreements with an aggregate notional amount of $36.0 million that terminate in January 1, 2001. The interest rate cap agreements require premium payments to the counter party based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive monthly payments from the counter parties for amounts, if any, by which the U.S. three-month LIBOR rate exceeds 7%. In addition, the Company has an interest rate collar agreement that terminates in February 2002, and two interest rate swap agreements that terminate in March 2001 and June 2001. The notional amount of the interest rate collar is $25.0 million and the agreement has a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one month LIBOR rate. The notional value of the swaps approximates $18.5 million at June 30, 2000. The Company pays 5.66% on an amortizing notional amount ($13.4 million at June 30, 2000) and 5.92% on a separate amortizing notional amount ($5.1 million at June 30, 2000) and receives the three-month LIBOR from the respective financial institutions.

        Based upon the Company's variable rate indebtedness and weighted average interest rates at June 30, 2000, a ten percent change in market rates of interest would impact future cash outflows for interest payments or inflows through interest savings by approximately $0.6 million per quarter.

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

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

        On or about October 31, 1998, PhoneTel Technologies, Inc. ("PhoneTel") named the Company as a third party defendant to the action and counterclaimed seeking specific performance of a certain merger agreement. Parties commenced discovery, and, on December 17, 1998, Peoples moved to dismiss the action. On or about February 15, 2000, the parties submitted a status report to the Court of Chancery, indicating the matter has been stayed pending PhoneTel's bankruptcy filed in the district court for the Southern District of New York. Although the bankruptcy is apparently no longer a bar to litigation, there has been no activity in the case since the February 15, 2000 status report. The Company, at this time, cannot predict the outcome of this litigation.

        In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies who assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company has filed a motion to dismiss the amended complaint. No discovery has been conducted to date. The Company intends to vigorously defend the case.

        In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5,000,000. No discovery has been conducted to date. The Company intends to vigorously defend the case.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)    See Exhibit Index

    (b)    No current reports on Form 8-K were filed during the quarter/

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DAVEL COMMUNICATIONS, INC.

Date: August 14, 2000                      /s/ WILLIAM K. BREADEN
                                           ----------------------
                                               William K. Breaden
                                               SENIOR VICE PRESIDENT, TREASURER,
                                               CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.1 Third Amendment to the Credit Agreement and Consent and Waiver, dated as of June 22, 2000, by and among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A. as Administrative Agent, and the other Lenders party thereto.

27.1          Financial Data Schedule