Form 10-Q
period 2000-09-30
DAVEL COMMUNICATIONS INC
filed 2000-11-14
CIK 1072881

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended September 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                     10120 WINDHORST ROAD, TAMPA, FL 33619
              (Address of principal executive offices) (Zip Code)

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

As of November 10, 2000, there were 11,170,151 shares of the Registrant's Common Stock outstanding.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

Part I    Financial Information

Item 1

Financial Statements:

Consolidated Balance Sheets.............................................................     1

Consolidated Statements of Operations...................................................     2

Consolidated Statements of Cash Flows....................................................    4

Notes to Consolidated Financial Statements..............................................     5

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations...    11

Liquidity and Capital Resources.........................................................    17

Item 3

Quantitative and Qualitative Disclosures about Market Risk..............................    22

Part II Other Information

Item 1

Legal Proceedings.......................................................................    23

Item 6

Exhibits and Reports on Form 8-K........................................................    23

Exhibit Index...........................................................................    25

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                            September 30,   December 31,
                                                                2000            1999
                                                            -------------  -------------
                                                             (Unaudited)     (Audited)
                                        ASSETS
Current assets
Cash and cash equivalents                                   $       9,326  $       7,950
Trade accounts receivable, net of allowance for doubtful
 accounts of $ 12,530 and 10,880 respectively                      18,458         22,983
Other current assets                                                  801          1,048
                                                            -------------  -------------

   Total current assets                                            28,585         31,981

Property and equipment, net                                       103,279        115,558
Location contracts, net                                            15,095         20,852
Goodwill, net                                                       4,906          6,290
Other assets                                                        5,621          6,080
                                                            -------------  -------------

   Total assets                                             $     157,486  $     180,761
                                                            =============  =============

                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Current maturities of long-term debt and
  obligations under capital leases                          $     239,080  $      21,535
 Accounts payable and accrued liabilities                          30,083         27,484
                                                            -------------  -------------

   Total current liabilities                                      269,163         49,019
                                                            -------------  -------------

Long-term debt and obligations under capital leases                 1,023        206,509
Deferred revenue                                                      167            312
                                                            -------------  -------------

   Total liabilities                                              270,353        255,840
                                                            -------------  -------------

Shareholders' equity (deficit)
 Preferred stock - $.01 par value, 1,000,000 shares
  authorized, none issued and outstanding                               -              -
 Common stock - $.01 par value, 50,000,000
  shares authorized, 11,170,151 and 10,731,060 shares
  issued and outstanding, respectively                                111            110
 Additional paid-in capital                                       128,481        128,338
 Accumulated deficit                                             (241,459)      (203,527)
                                                            -------------  -------------
   Total shareholders' equity (deficit)                          (112,867)       (75,079)
                                                            -------------  -------------
   Total liabilities and shareholders' equity (deficit)     $     157,486  $     180,761
                                                            =============  =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    For the Three Months Ended September 30
                       (In thousands, except share data)

                                                    2000          1999
                                                -----------   -----------
Revenues
 Coin calls                                     $    20,454   $    28,466
 Non-coin calls                                      11,625        16,603
                                                -----------   -----------

Total revenues                                       32,079        45,069
                                                -----------   -----------

Costs and expenses
 Telephone charges                                    9,558         6,772
 Commissions                                          9,122        10,287
 Service, maintenance and network costs               8,032        10,464
 Depreciation and amortization                        8,526         9,126
    Asset valuation charge and other charges              -        51,224
 Selling, general and administrative                  7,144         5,586
                                                -----------   -----------

Total operating costs and expenses                   42,382        93,459
                                                -----------   -----------

Operating loss                                      (10,303)      (48,390)

 Interest expense                                     6,534         5,891
 Other (income) expense                                   7           186
                                                -----------   -----------

Loss from operations before income taxes            (16,844)      (54,467)

 Income tax expense                                      23             -
                                                -----------   -----------

Net loss                                        $   (16,867)  $   (54,467)
                                                ===========   ===========

Basic and diluted loss per share                $     (1.51)  $     (5.11)
                                                ===========   ===========

Weighted average shares outstanding              11,156,988    10,648,324
                                                ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    For the Nine Months Ended September 30
                       (In thousands, except share data)

                                                    2000          1999
                                                -----------   -----------
Revenues
 Coin calls                                     $    64,259   $    86,285
 Non-coin calls                                      39,671        49,681
                                                -----------   -----------

Total revenues                                      103,930       135,966
                                                -----------   -----------

Costs and expenses
 Telephone charges                                   29,320        29,046
 Commissions                                         25,732        30,978
 Service, maintenance and network costs              24,790        34,639
 Depreciation and amortization                       26,101        26,448
 Asset valuation charge and other charges                 -        51,224
 Selling, general and administrative                 16,398        16,703
                                                -----------   -----------

Total operating costs and expenses                  122,341       189,038
                                                -----------   -----------

Operating loss                                      (18,411)      (53,072)

 Interest expense                                    19,565        17,210
 Other (income) expense                                (116)           73
                                                -----------   -----------

Loss from operations before income taxes            (37,860)      (70,355)

 Income tax expense                                      72             -
                                                -----------   -----------

Net loss                                            (37,932)      (70,355)

Preferred stock dividend and cost accretion               -            95
                                                -----------   -----------

Loss applicable to common shareholders          $   (37,932)  $   (70,450)
                                                ===========   ===========

Basic and diluted loss per share                $     (3.41)  $     (6.66)
                                                ===========   ===========

Weighted average shares outstanding              11,107,812    10,574,012
                                                ===========   ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    For the Nine Months Ended September 30
                                (In thousands)

                                                                           2000              1999
                                                                        ----------        ----------
Cash flows from operating activities
 Net loss                                                               $  (37,932)       $  (70,355)
 Adjustments to reconcile net loss to cash flows
  from operating activities:
   Depreciation and amortization                                            26,101            26,448
   Amortization of deferred financing costs                                  1,232               719
   Payment for certain contracts                                            (2,460)           (1,836)
   Write-off of fixed assets/asset valuation charge                            193            51,224
   Increase  in allowance for doubtful accounts                              1,649             3,865
   Stock issued as payment for services provided                               144               793
 Changes in assets and liabilities:
   Restricted cash                                                               -               790
   Accounts receivable                                                       2,876             2,450
   Other assets                                                               (832)            1,771
   Accounts payable and accrued liabilities                                  2,599            (9,517)
   Deferred revenue                                                           (145)                -
                                                                        ----------        ----------

   Net cash flows (used in) provided by operating activities                (6,575)            6,352
                                                                        ----------        ----------

Cash flows from investing activities
 Capital expenditures                                                       (3,298)           (4,551)
 Purchase of payphone assets, net of cash acquired                               -            (5,123)
                                                                        ----------        ----------
   Net cash flows provided by investing activities                          (3,298)           (9,674)
                                                                        ----------        ----------

Cash flows from financing activities
 Payments on long-term debt                                                 (5,237)          (10,718)
 Net proceeds under revolving line of credit                                17,043            11,500
 Repurchase of preferred stock rights                                            -               (95)
 Principal payments under capital lease obligations                           (557)             (390)
                                                                        ----------        ----------

   Net cash flows provided by financing activities                          11,249               297
                                                                        ----------        ----------

   Net increase in cash and cash equivalents                                 1,376            (3,025)

Cash and cash equivalents, beginning of period                               7,950            17,162
                                                                        ----------        ----------
Cash and cash equivalents, end of period                                $    9,326        $   14,137
                                                                        ==========        ==========

Cash paid for interest                                                  $   12,219        $   16,883
                                                                        ==========        ==========

Supplemental Disclosure Of Non-Cash Financing Activities:
Property Plant and Equipment acquired under Capital Leases              $      810        $        -
                                                                        ==========        ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)


1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of September 30, 2000 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 2000 and 1999 and of cash flows for the nine-month period ended September 30, 2000 and 1999 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results for the full year.

     The Company was incorporated on June 9, 1998, under the laws of the state of Delaware, to effect the merger, on December 23, 1998 of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 67,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 31 geographically dispersed locations.

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

     The Company's ability to meet its debt service obligations is also dependent upon obtaining additional modifications to, or waivers of certain provisions of, its Senior Credit Facility. Debt amortization payments totaling approximately $15.7 million and interest payments of approximately $12.5 million are currently scheduled to be due and payable on January 12, 2001. Because the Company will need to obtain an additional modification to the Senior Credit Facility to revise and/or postpone these pending payments, the Company has classified the obligations under the Senior Credit Facility as current liabilities.

     In the absence of improved operating results and a modification to the Senior Credit Facility, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute sales, or the timing thereof or the proceeds that the Company could realize from such sales. The Company has been advised by its independent certified public accountants that, if these contingencies have not been

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for those contingencies.

3.   RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

4.   NON-RECURRING AND RESTRUCTURING COSTS

     In connection with the Peoples Merger, the Company recognized non-recurring costs of $10,814 in 1998. These costs include legal fees, investment-banking fees, accounting fees and change of control payments. In addition, the Company recognized restructuring costs of $4,325 related to the Peoples Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a write down of the value of the former Peoples Telephone Company, Inc. ("Peoples Telephone") headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes activity related to the restructuring charge during the quarter ended September 30, 2000.

                          Facility    Employee           Merger
                          Closing   Termination         Closing
                           Costs       Costs     Other   Costs   Total
                          --------  -----------  -----  -------  -----
Non-recurring and
 restructuring charge
 at July 1, 2000          $     46  $         -  $   -  $     -  $  46

Utilized during
 quarter ended
 September 30, 2000            (11)           -      -        -    (11)
                          --------  -----------  -----  -------  -----

Remaining reserve at
 September 30, 2000       $     35  $         -  $   -  $     -  $  35
                          ========  ===========  =====  =======  =====

5.   PROVISION FOR DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission ("FCC") adopted rules in a docket entitled In the Matter of Implementation of the
                                   --------------------------------------
Payphone Reclassification and Compensation Provisions of the Telecommunications
-------------------------------------------------------------------------------
Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone
-----------
provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per-payphone, per-month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers ("IXC"s) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the
                 -----------------------
"1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997.

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

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released its Third Report and Order, and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs have petitioned the Court for review of the 1999 Payphone Order, and PSPs petitioned the FCC for reconsideration of the Order. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has promised to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the payphone providers, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmance of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order, however, it appears from the 1999 Payphone Order that the $0.238 per call rate will also be applied to the initial interim period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate.

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

     The Company recorded dial-around compensation revenue, net of adjustments, of approximately $24.9 million for the year ended December 31, 1997; approximately $27.2 million for the year ended December 31, 1998; and approximately $35.9 million for the year ended December 31, 1999. The Company has recorded approximately $22.2 million of dial-around revenue through September 30, 2000.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

     The Company believes that it is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the current level of "fair" compensation, as determined by the FCC, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could result in a material adverse impact upon the Company's results of operations and financial position.

6.   EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted earnings per share is equal to basic earnings per share since the exercise of outstanding options and warrants would be anti-dilutive for all periods presented.

7.   COMPREHENSIVE INCOME (LOSS)

     For the three months and nine months ended September 30, 2000 and September 30, 1999, there is no difference between comprehensive loss and net loss as presented on the accompanying statements of operations.

8.  COMMITMENTS & CONTINGENCIES

     In an action brought by the Company against PhoneTel Technologies, Inc. ("PhoneTel"), on or about October 31, 1998, PhoneTel counter sued the Company seeking performance of a certain merger agreement and named Peoples Telephone Company Inc. as a third party defendant to the action. Parties commenced discovery, and on December 17, 1998, Peoples moved to dismiss the action. On or about February 15, 2000, the parties submitted a status report to the Court of Chancery, indicating the matter has been stayed pending PhoneTel's bankruptcy filed in the district court for the Southern District of New York. Although the bankruptcy is apparently no longer a bar to litigation, there has been no activity in the case since the February 15, 2000 status report. The Company, at this time, cannot predict the outcome of this litigation.

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. No discovery has been conducted to date. The Company intends to vigorously defend itself in the case.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5,000,000. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. The Company intends to vigorously defend itself in the case.

     A certain IXC has alleged that the Company and its subsidiaries are indebted to the IXC in the sum of $3,100,000 for services provided to them through certain long distance service provider agreements. The Company contends that it is not liable for the alleged indebtedness. The Company believes that the majority of the IXC's claims consist of charges for fraudulent calls, improperly assessed payphone charges or other erroneous billings. In October 2000, the IXC withheld approximately $1,900,000 of the Company's second quarter dial-around compensation payment as a setoff against the alleged indebtedness. The IXC has alleged that it will also withhold the remaining $1,200,000 from the third-quarter 2000 dial-around payment as a final set-off against the alleged indebtedness. The Company believes that it is legally entitled to these dial-around payments under the Telecom Act and intends to pursue recovery of such payments.

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

General

     On December 23, 1998, Old Davel and Peoples Telephone merged in a transaction accounted for as a pooling-of-interests. As such, the results of both companies have been restated as if they had been combined for all periods presented.

     During 1999, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded as the actual amount of coins collected from the payphones.

     Non-coin calls are calls made from the pay telephones without deposit of coin by the caller. The caller makes payment via calling cards, credit card, collect or third party. The Company utilizes various local and long-distance carriers such as Sprint, AT&T and Bell South to handle and bill for these calls. These carriers pay the Company a commission, typically based on a percentage of revenues generated by these calls, pursuant to contract as the primary carrier for the applicable traffic.

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

Regulatory impact on revenue

Local Coin Rates

     To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and independent payphone service providers, including the Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. The Company has experienced, and continued to experience in the third quarter of 2000, lower coin call volumes on its payphones resulting from the growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

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

     In accordance with the court's second mandate, on February 4, 1999, the FCC released a third order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market based" default dial-around compensation rate and instead adopted a "cost based" rate of $0.24 per dial-around call. This rate became effective on April 21, 1999 and will serve as a default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation rate of $0.238 applicable during this retroactive period. It also appears from the 1999 Payphone Order that this new rate will be applied to the initial "interim" period, running from November 7, 1996 through October 7, 1997; however, the 1999 Payphone Order deferred a final ruling on the interim period treatment to a later, as yet unreleased, order. Upon establishment of the interim period, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest at 11.25%) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $.24 per call rate. Both PSPs and IXCs have petitioned the Court for review of the 1999 Payphone Order, and PSPs petitioned the FCC for reconsideration of the order. All of these petitions are currently pending.

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

     The Company believes that it is legally entitled to fair compensation under the Telecom Act for dial-around calls that the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telecom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month (131 calls multiplied by $0.238 per call) and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month.

     While the amount of $0.24 per call constitutes the FCC's current designation of the minimum level of fair compensation following the April 21, 1999 effective date, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call.

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase dial-around compensation revenues to the Company over the levels received prior to implementation of the Telecom Act (although the 1999 Payphone Order moderated those increases). However, market forces and factors outside the Company's control could significantly affect these revenue increases. These factors include the following: (i) the final resolution of the $0.24 rate recently ordered by the FCC and the outcome of the pending appeal before the Court, (ii) the resolution by the FCC of the method of allocating the initial interim period flat-rate assessment among the IXCs and the number of calls to be used in determining the amount of the assessment,
(iii) the possibility of other litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iv) the IXCs' reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (v) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     For the three months ended September 30, 2000, total revenues decreased approximately $13.0 million, or 28.8%, from approximately $45.1 million in the three months ended September 30, 1999 to approximately $32.1 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services, changes in call traffic and conclusion of the Sprint advertising program at the end of the second quarter 2000 that provided $1.0 million in revenues during the third quarter of 1999.

     Coin call revenues decreased approximately $8.0 million, or 28.1%, from approximately $28.5 million in the third quarter of 1999 to approximately $20.5 million in the third quarter of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of payphones from approximately 79,000 phones at September 30, 1999 to approximately 67,000 at September 30, 2000, as a result of the Company's ongoing strategy to remove unprofitable phones and lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $5.0 million, or 30.0%, from approximately $16.6 million in the three months ended September 30, 1999 to approximately $11.6 million in the three months ended September 30, 2000. The decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $3.3 million, from approximately $9.1 million in the three months ended

September 30, 1999 to approximately $5.8 million in the third quarter of 2000. The dial-around decrease is primarily attributable to the removal of approximately 12,000 unprofitable phones, or 15.2 % of the total payphone base, over the 12-month period, and lower calls per phone due to increased competition from wireless services. Dial-around calls per phone have decreased to approximately 112 per unit per month. Long-distance revenues decreased approximately $.5 million, from approximately $6.3 million in the third quarter of 1999 to approximately $5.8 million in the three months ended September 30, 2000. The decrease is attributable to the decline in the number of active phones due to the removal of unprofitable units during the current fiscal year. The remaining $1.2 million is primarily attributable to a decline in other non-coin revenues due primarily to the conclusion of Sprint advertising programs in the second quarter of 2000. Income from these programs was $1.0 million in the third quarter 1999.

     Telephone charges increased approximately $2.8 million, or 41.1%, from approximately $6.8 million for the quarter ended September 30, 1999 to approximately $9.6 million in the three months ended September 30, 2000. In the third quarter of 1999, telephone charges were impacted favorably by targeted state and Federal regulatory proceedings under section 276 of the Telecom Act. In addition, the Company was the recipient of $2.4 million of refunds from two large LECs as the result of favorable regulatory rulings, further offsetting normal operational telephone charges for the 1999 period. Costs per phone in the third quarter 2000 rose to approximately $45.00 per phone due to one-time charges related to changes in long distance carriers in selected areas for the benefit of long-term savings. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $1.2 million, or 11.3%, from approximately $10.3 million in the third quarter of 1999 to approximately $9.1 million in the three months ended September 30, 2000. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones. Commissions as a percentage of revenues have begun to rise due to revenue mix changes. Average commissions paid on dial-around revenue are traditionally lower than on coin and long distance revenue sources. The shift in revenue mix to the higher commission sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $2.4 million, or 23.2%, from approximately $10.4 million in the third quarter of 1999 to approximately $8.0 million in the three months ended September 30, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $1.5 million generated from consolidation of duplicate offices as a result of the Peoples Merger, increased geographic density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service vehicle expenses of approximately $
0.1 million and lower field office expenses of approximately $0.2 million were also realized due to lower phone count and office consolidation. Regulatory fees and surcharges declined by approximately $0.3 million due to favorable rate changes related to FCC mandated "Universal Service Fund" fees and lower revenue volume on which the charges are based. Court rulings in the fourth quarter 1999 have isolated the surcharge to interstate coin revenues only, thereby significantly reducing the Company's expense.

     Depreciation and amortization were $5.7 million and $2.8 million, respectively, in the third quarter of 2000 and $5.5 million and $3.6 million, respectively, in the third quarter of 1999. The increase in depreciation expense is primarily a result of a write-down in the third quarter 2000 of selected uninstalled phone parts.

     Amortization expense in the third quarter decreased as a result of earlier acceleration of site contract amortization related to phones removed from service during the fourth quarter of 1999 and the first half of 2000. Additional reductions in amortization have also occurred due to the elimination of goodwill and the site contract intangible asset related to a 1998 purchase of assets from Communications Central Inc. ("CCI"). The write-off of these CCI assets occurred at September 30, 1999.

     Selling, general and administrative expenses increased approximately $1.6 million, or 27.9%, from approximately $5.6 million in the third quarter of 1999 to approximately $7.1 million in the three months ended September 30, 2000. The increase was primarily attributed to reserving for trade receivables of two specific customers. In addition, approximately $.7 million of expenses were recorded for professional advisory and analytical services. The increase was partially offset by lower compensation expenses related to continued consolidation of its administrative functions into a single, larger facility in Tampa, Florida, subsequent to the Peoples Merger. Further reductions in areas such as travel and general office expenses were also realized.

     Interest expense in the three months ended September 30, 2000 increased approximately $0.6 million, or 10.9%, compared to the prior-year period, from approximately $5.9 million in the third quarter of 1999 to approximately $6.5 million in the third quarter of 2000. This increase is attributable to higher average interest rates related to the Company's Senior Credit Facility and increased borrowing levels.

     Net loss decreased approximately $37.6 million, or 69.0%, from the prior-year period, from approximately $54.5 million in the three months ended September 30, 1999 to approximately $16.9 million in the third quarter of 2000. In the third quarter 1999, the Company recorded a $51.4 million asset valuation charge consisting of approximately $48.9 million for impaired goodwill and certain other intangibles related to the 1998 acquisition of CCI. The charge also included approximately $2.3 million for the sale or disposal of fixed assets.

Nine months Ended September 30, 2000 Compared to Nine months Ended September 30, 1999

     Total revenues decreased approximately $32.0 million, or 23.6%, from approximately $136.0 million in the first nine months of 1999 (the "1999 Period") to approximately $104.0 million in the first nine months of 2000 (the "2000 Period"). This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

     Coin call revenues decreased approximately $22.0 million, or 25.5%, from approximately $86.3 million in the 1999 Period to approximately $64.3 million in the 2000 Period. The decrease in coin call revenues was primarily attributable to a reduction in the number of payphones from approximately 85,500 at the beginning of 1999 to approximately 67,000 at September 30, 2000, which resulted from the Company's ongoing strategy to remove unprofitable phones, as well as lower call volumes on the Company's payphones resulting from increased competition from wireless and other public communication services.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $10.0 million, or 20.1%, from approximately $49.7 million in the 1999 Period to approximately $39.7 million in the 2000 Period. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $5.0 million, from approximately $27.2 million in the 1999 Period to approximately $22.2 million in the 2000 Period. The dial-around decrease is primarily attributable to the removal of approximately 18,500 unprofitable phones since January 1, 1999 and continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process now under regulatory review by the FCC. Long-distance revenues decreased approximately $3.7 million, from approximately $19.9 million in the 1999 Period to approximately $16.2 million in the 2000 Period. During the 1999 Period, long distance services were managed through the Company's switch. Revenue was recorded for the gross billings and service, maintenance and network costs were recorded for the cost of the carrier services. The switch was phased out during 1999 and shut down in November 1999. Long distance services are now provided by third parties who pay Davel a commission on their gross billings. These third parties incur the expense related to their carrier services. Non-coin revenues decreased by approximately $0.9 million as a result of the closure of the switch and the change in recording revenue on a gross basis versus recording the commissions on the gross billings. The remaining $2.8 million is primarily attributable to a reduction in phone volume and increased competition from wireless and other public communications services. Other revenue decreased approximately $1.3 million, or 6.5%, from approximately $2.5 million in the 1999 Period to approximately $1.2 million in the 2000 Period. Advertising revenue from Sprint declined $0.5 million due to the conclusion of the program in the second quarter of 2000. An additional $0.6 million of debit card sales were realized in the 1999 period that did not take place in 2000.

     Telephone charges increased approximately $0.3 million, or 0.9%, from approximately $29.0 million for the 1999 Period to approximately $29.3 million in the 2000 Period. In the third quarter of 1999, telephone charges were impacted favorably by state and Federal regulatory proceedings under section 276 of the Telecom Act. In addition, the Company was the recipient of $2.4 million of refunds from two large LECs, the result of favorable regulatory rulings, partially offsetting normal operational telephone charges for the period. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $5.3 million, or 17.0%, from approximately $31.0 million in the 1999 Period to approximately $25.7 million in the 2000 Period. The decrease was primarily attributable to lower commissionable revenues from a reduced number of Company payphones. Commissions as a percentage of revenues have begun to rise due to revenue mix changes. Average commissions paid on dial-around revenue are traditionally lower than on coin and long distance revenue sources. The shift in revenue mix to the higher commissioned based sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $9.8 million, or 28.3%, from approximately $34.6 million in the 1999 Period to approximately $24.8 million in the 2000 Period. Service, maintenance and network costs decreased from 25.5% of total revenues in the 1999 Period to 23.9% of total revenues in the 2000 Period. The decrease was primarily attributable to cost savings generated from consolidation of duplicate offices as a result of the Peoples Merger, increased geographic concentration of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Additionally, surcharges assessed pursuant to FCC orders to provide funding for universal telephone service were previously based on total coin revenue volume. Court rulings in the fourth quarter 1999 have isolated the surcharge to interstate coin revenues only, thereby significantly reducing the Company's liability. This accounted for approximately $0.7 million of the reduction in service, maintenance and network costs in the 2000 Period as compared to the 1999 Period.

     Depreciation and amortization were $15.5 million and $10.6 million, respectively, in the 2000 Period and $16.1 million and $10.3 million, respectively, in the 1999 Period. The decrease in depreciation expense is primarily a result of fewer phones being in service partially offset by a write-down in the third quarter 2000 of selected uninstalled phone parts.

Amortization expense increased on an overall basis as a result of acceleration of site contract amortization of phones taken out of service during the prior twelve months. Approximately 12,000 phones have been removed from service during the period from October 1, 1999 to September 30, 2000. Reductions in amortization have also occurred to a lesser extent due to the elimination of goodwill and the site contract intangible asset related to a 1998 purchase of assets from CCI. The write-off of these CCI assets occurred at September 30, 1999.

     Selling, general and administrative expenses decreased approximately $0.3 million, or 1.8%, from approximately $16.7 million in the 1999 Period to approximately $16.4 million in the 2000 Period. The decrease was primarily attributable to the fact that the Company experienced additional costs in 1999 related to the consolidation of its administrative functions into a single, larger facility in Tampa, Florida, subsequent to the Peoples Merger. The impact of the cost reductions was partially offset by a $1.4 million adjustment for allowance for doubtful accounts on trade receivables taken in the third quarter of 2000.

     Interest expense in the 2000 Period increased approximately $2.4 million, or 13.7%, compared to the 1999 Period, from approximately $17.2 million in the 1999 Period to approximately $19.6 million in the 2000 Period. This increase is attributable to higher average interest rates related to the Company's Senior Credit Facility, increased borrowing levels and a $0.4 million write-off of deferred financing costs related to the Second Amendment to the Credit Agreement. See "Liquidity and Capital Resources."

     Net loss decreased approximately $32.4 million, or 46.1%, from the prior-year period, from approximately $70.4 million in the 1999 Period to approximately $38.0 million in the 2000 Period. This decrease is primarily attributable to the Company recording a $51.4 million asset valuation charge in the third quarter 1999, consisting of approximately $48.9 million for impaired goodwill and certain other intangibles related to the 1998 acquisition of CCI. The charge also included approximately $2.3 million for the sale or disposal of fixed assets.


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

     In the 2000 Period, operating activities used $6.6 million of net cash, compared to a generation of $6.4 million in the 1999 Period. The change in cash flow is due primarily to $22.0 million in greater cash operating losses, offset by $9.0 million of balance sheet improvements. Payables and accruals recorded a combined $12.1 million improvement in the 2000 period over the 1999 period due in part to extension of payment terms with vendors, and an effort to shift a greater number of customers from monthly to quarterly commission payments.

     The Company's principal uses of capital resources will be to provide working capital, meet debt service requirements and finance the Company's strategic plans. At September 30, 2000, the Company had utilized all available borrowing capacity under the revolving credit facility.

     Cash flows used in investing activities totaled approximately $3.3 million in the 2000 Period, consisting of capital expenditures for the installation of new payphones. The Company's investing activities in the 2000 Period were financed primarily through additional borrowings of $17.0 million from the revolving line of credit.

Credit Agreement

     In connection with the Peoples Merger, the Company entered into a senior credit facility ("Senior Credit Facility") in December 1998 with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein (the "Lenders"). The Senior Credit Facility provided for borrowings by Davel from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

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

     The Company is required to pay the lenders under the Senior Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Senior Credit Facility. The Administrative Agent and the other lenders receive such other fees as have been separately agreed upon with the Administrative Agent.

     The Senior Credit Facility requires the Company to meet certain financial tests, including, without limitation, maximum levels of debt as a ratio of EBITDA (as defined in the Senior Credit Facility and subsequent amendments), minimum interest and fixed charge ratios and maximum amount of capital expenditures. The Senior Credit Facility also contains certain covenants that, among other things, limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

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

     The First Amendment also placed limits on capital expenditures and required the payment of an amendment fee equal to the product of each Lender's commitment multiplied by 0.35%.

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

 .    Amendment of the applicable interest rates and fees to:

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

 .    After March 9, 2000, introduction of a new covenant requiring Lenders'
     consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $35.0 million;

 .    The addition of a new covenant to provide financial statements to the
     Lenders on a monthly basis;

 .    Increases in the maximum allowable ratio of funded debt to EBITDA through the maturity date of the loan;

 .    Decreases in the minimum allowable interest coverage ratio through the maturity date of the loan;

 .    Decreases in the minimum allowable fixed charge coverage ratio through the maturity date of the loan;

 .    Decreases in permitted capital expenditures to $10 million annually; and

 .    Reduction of the maximum interest period for Eurodollar Loans to 30 days.


Third Amendment to Credit Agreement

     In the second quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first six months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the June 30, 2000 debt amortization and interest payments. On June 22, 2000, the Company and the Lenders who are party to the agreement agreed to the Third Amendment to Credit Agreement (the "Third Amendment"), which eliminated the financial covenant compliance test for the fiscal quarter ended June 30, 2000, as was set forth in the Senior Credit Facility. The Third Amendment also provided for the following:

     . Term Loan A amortization payments totaling $5.0 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the $5.0 million amortization payment scheduled for that date. The total Term A amortization payments due on September 30, 2000 are $10.0 million;

     . Term Loan B amortization payments totaling approximately $0.2 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the approximately $0.2 million amortization payment scheduled for that date. The total Term B amortization payments due on September 30, 2000 are approximately $0.5 million;

     . Interest payments due on June 30, 2000 became due and were paid on July 10, 2000; and

     . All interest otherwise due and payable on each interest payment date occurring after June 30, 2000 and before September 30, 2000 shall continue to accrue on the applicable loans from and after such interest payment date and shall be due and payable in arrears on September 30, 2000.

Fourth Amendment to Credit Agreement

     In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Lenders who are party to the agreement agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

     . Term Loan A, Term Loan B and Revolving Loan amortization payments totaling $15.7 million will be due on January 12, 2001. In addition, amortization payments of approximately $7.7 million are due on each of March 31, June 30, September 30 and December 31, 2001, and the balance of the then outstanding principal amount of all loan obligations is due on January 12, 2002;

     . Interest payments otherwise due and payable on any interest payment date prior to January 12, 2001 will continue to accrue and be payable in arrears on January 12, 2001;

     . Interest rates after September 29, 2000 were generally lowered from those set forth in the Third Amendment to 2.75% for all Loans, except that rates will continue to equal 3.50% for all Letter of Credit Fees and 0.75% for all Commitment Fees;

     . Positive net cash on hand in excess of $2.0 million at the end of each month will be paid to the Lenders as a prepayment of the Loans;

     .    The Revolving Loan commitment was terminated;

     . Capital expenditures for the period October 1, 2000 to January 12, 2001 are limited to $400,000; and

     . The provision regarding the application of prepayments was modified, and a new provision was added requiring the Company to submit to the Lenders bi-weekly cash flow forecasts and a revised business plan for the 2001 fiscal year.

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

     The Company's ability to meet its debt service obligations is also dependent upon obtaining additional modifications to, or waivers of certain provisions of, the Senior Credit Facility. Debt amortization payments totaling approximately $15.7 million and interest payments of approximately $12.5 million are currently scheduled to be due and payable on January 12, 2001. Because the Company will need to obtain an additional modification to the Senior Credit Facility to revise and/or postpone these pending payments, the Company has classified the obligations under the Senior Credit Facility as current liabilities.

     In the absence of improved operating results and a modification to the Senior Credit Facility, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute sales, or the timing thereof, or the proceeds that the Company could realize from such sales. The company ha been advised by its independent certified public accountant that, if these contingencies have not been resolved prior to the completion of their audit of the Company"s financial statements for the year ending December 31, 2000, their auditors' report on those financial statements will be modified for those contingencies.

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

     As of September 30, 2000, the Company had two interest rate cap agreements with an aggregate notional amount of $51.0 million. One agreement with a notional amount of $36.0 million terminates on January 1, 2001, and the other has a notional amount of $15.0 million and terminates on September 30, 2001. The interest rate cap agreements require premium payments to the counter party based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counter parties for amounts, if any, by which the U.S. three-month LIBOR rate exceeds a fixed rate. In addition, the Company has an interest rate collar agreement that terminates in February 2002, and one interest rate swap agreement that terminates in June 2001. A second interest rate swap agreement that had been previously in effect was terminated effective August 18, 2000. The notional amount of the interest rate collar is $25.0 million and the agreement has a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one month LIBOR rate. The notional value of the swap approximates $4.8 million at September 30, 2000. The Company pays 5.92% on the amortizing notional amount.

     Based upon the Company's variable rate indebtedness and weighed average interest rates at September 30, 2000, a ten percent change in market rates of interest would impact future cash outflows for interest payments or inflows through interest savings by approximately $0.6 million per quarter.

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

PART II - OTHER INFORMATION
---------------------------

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

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. No discovery has been conducted to date. The Company intends to vigorously defend the case.

     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5,000,000. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter consolidated with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's consolidation motion and ordered the case remanded back to Arizona state court. The Company intends to vigorously defend the case.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)    See Exhibit Index

     (b)    No current reports on Form 8-K were filed during the quarter

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                          DAVEL COMMUNICATIONS, INC.

Date: November 14, 2000                      /s/ MARC S. BENDESKY
                                             --------------------
                                             Marc S. Bendesky
                                             CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

10.1 Fourth Amendment to Credit Agreement, dated as of September 28, 2000, by and among Davel Financing Company L.L.C., Davel Communications, Inc., Bank of America, N.A. as Administrative Agent, and the other lenders party thereto.

27.1           Financial Data Schedule