Form 10-K
period 2000-12-31
DAVEL COMMUNICATIONS INC
filed 2001-04-02
CIK 1072881

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
        (X)      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO               .

                         COMMISSION FILE NUMBER 0-22610

                           DAVEL COMMUNICATIONS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                       59-3538257
              -------------------------------         ----------------
              (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)


                   10120 WINDHORST ROAD
                      TAMPA, FLORIDA                         33619
         ----------------------------------------          ----------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 628-8000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                  ON WHICH REGISTERED
              -------------------                  -------------------
                      NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 2001 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $379,764 based upon the closing price on March 15, 2001 of $0.034. As of March 15, 2001, there were 11,169,540 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           DAVEL COMMUNICATIONS, INC.

                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
Part I
       Item 1    Business
       Item 2    Properties
       Item 3    Legal Proceedings
       Item 4    Submission of Matters to a Vote of Security Holders

Part II
       Item 5 Market for the Registrant's Common Stock and Related Stockholder Matters
       Item 6    Selected Consolidated Financial Data
       Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations
       Item 7A   Quantitative and Qualitative Disclosures About Market Risk
       Item 8    Financial Statements and Supplementary Data
       Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
       Item 10   Directors and Executive Officers
       Item 11   Executive Compensation
       Item 12   Security Ownership of Certain Beneficial Owners and Management
       Item 13   Certain Transactions

Part IV
       Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

         Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1. BUSINESS

GENERAL OVERVIEW

         Davel Communications, Inc. (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger (the "Peoples Telephone Merger"), on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel"), with Peoples Telephone Company, Inc. ("Peoples Telephone"). The merger was accounted for as a pooling-of-interests transaction, and, accordingly, the results of both companies have been restated as if they had been combined for all periods presented.

         As a result of the Peoples Telephone Merger and the prior acquisition of Communications Central Inc. in February 1998 (the "CCI Acquisition"), the Company is the largest domestic independent payphone service provider ("IPP") in the United States. The Company's principal executive offices are located at 10120 Windhorst Road, Tampa, Florida 33619, and its telephone number is (813) 628-8000.

         As of December 31, 2000, the Company owned and operated a network of approximately 67,000 payphones in 44 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider ("PSP") in the country. The Company's installed payphone base generates revenue through coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company's preselected operator services providers such as Sprint and AT&T) and dial-around calls (utilizing a 1-800, 1010XXX or similar "toll free" dialing method to select a carrier other than the Company's pre-selected carrier). A significant portion of the Company's payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

              As part of the Telecommunications Act of 1996 ("1996 Telecom Act"), Congress directed the Federal Communications Commission ("FCC") to ensure widespread access to payphones for use by the general public. Industry estimates suggest that there are approximately 2.20 million payphones currently operating in the United States, of which approximately 1.35 million are operated by the Regional Bell Operating Companies ("RBOCs") and approximately 0.30 million are operated by the smaller independent local exchange carriers ("LECs") and the major long distance carriers such as Sprint and AT&T. The remaining approximately 0.55 million payphones are owned or managed by the more than 1,000 IPPs currently operating in the United States.

INDUSTRY OVERVIEW

         Today's telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the "AT&T Divestiture") and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The "public switched network" is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located ("Location Owners").

         Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners' premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas ("LATAs"). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs ("interLATA"). Long-distance companies, such as Sprint, AT&T, MCI and Worldcom, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the RBOC or LEC servicing the local area in which the recipient of the call is located. The terminating RBOC or LEC then delivers the call to the recipient.

BUSINESS STRATEGY

         PURSUE STRATEGIC ACQUISITIONS. The Company is currently restricted from making acquisitions by the Credit Agreement, as amended (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Second Amendment"). However, the Company will continue to seek key opportunities, as strategic combinations have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Any acquisition would require approval from the Company's lenders. Concentrating its payphones in close proximity allows the Company to plot more efficient collection and maintenance routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company's network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. Since integrating the Peoples Telephone Merger, Davel has been able to increase the number of payphones per technician as a result of greater payphone density, workforce rationalizations and automation of its field route operations.

         The Company's objectives are to continue to rationalize its overall cost structure, improve route density and service quality, monitor and take action on its underperforming telephones and place an emphasis on expanding in economically favorable territories. The Company has implemented the following strategy to meet its objectives.

         UTILIZE ADVANCED PAYPHONE TECHNOLOGY. The Company's payphones utilize "smart" technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable memory chip, the payphones can also be programmed and reprogrammed from the Company's central computer facilities to update rate information or to direct different types of calls to particular carriers. The Company's payphones can also distinguish coins by size and weight, report to its central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

         APPLY SOPHISTICATED MONITORING AND MANAGEMENT INFORMATION SYSTEMS. The Company utilizes a blend of enterprise-class proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. The Company's technology also allows it to efficiently track and facilitate the activities of its field technicians via interactions from the pay telephone with the Company's computer systems and technical support personnel at the Company's headquarters.

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

         CONSOLIDATION OF CARRIER SERVICES. As part of its strategy to reduce costs and improve service quality, the Company has consolidated its coin and non-coin services with a limited number of major carriers. This enables the Company to maximize the value of its traffic volumes and has translated into more favorable economic and service terms and conditions in these key aspects of its business.

         RATIONALIZATION OF LOW-REVENUE PHONES. In recent years, the Company has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, the Company's strategy is to remove low revenue phones that do not meet the Company's minimum criteria of profitability and to promote improved density of the Company's payphone routes. During the most recent two years ending December 31, 2000 and 1999, the Company removed 12,616 and 16,841 phones respectively. The Company has an ongoing program to identify additional phones to be removed in 2001 based upon low revenue performance and route density considerations.

         PURSUE REGULATORY IMPROVEMENTS. The Company continues to actively pursue regulatory changes that will enhance its near and long-term performance and viability. Notably, the Company is pressing, through regulatory channels, the reduction in line and related charges and improvements to the dial around compensation collection system that are critical to the economic viability of the payphone business generally and the Company's operations specifically.

OPERATIONS

         As of December 31, 2000 and December 31, 1999, the Company owned and operated approximately 67,000 and 75,000 payphones, respectively.

COIN CALLS

         The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain RBOCs, LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997. See "---Regulation-Effect of Federal Regulation of Local and Dial-Around Calls."

         Long distance coin calls are typically carried by long distance carriers that have contracted to provide transmission services to the Company's payphones. The Company pays a charge to the long-distance carrier each time the carrier transports a long-distance call for which the Company receives coin revenue from an end user.

 NON-COIN CALLS

         The Company also receives revenues from non-coin calls made from its payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls where the caller dials "0" plus the number or simply dials "0" for an operator.

         The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call's duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with operator service providers to handle these calls and perform all associated functions, while paying the Company a commission on the revenues generated thereby.

         The Company realizes additional non-coin revenue from various carriers pursuant to the 1996 Telecom Act and FCC regulations thereunder as compensation for "dial-around" non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance carrier company other than the one designated by the payphone operator or using a traditional "toll free" number, generally by dialing a 1-800/888/877/866 number, a 950-XXXX number or a seven-digit "1010XXXX" code. (See Note 19 to the Financial Statements.)

PAYPHONE BASE

         The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net increase (decrease) in Company payphones in operation.

                                    2000        1999        1998
                                   -------     -------     -------
     Acquired                         --         1,341      23,691
     Installed                       3,041       5,985       7,233
     Removed                       (10,844)    (16,841)     (5,549)
                                   -------     -------     -------

     Net Increase/(Decrease)        (7,803)     (9,515)     25,375
                                   =======     =======     =======

     Total payphones in service
     (approximately)                67,000      75,000      25,375
                                   =======     =======     =======

         Most of the Company's payphones are located in reasonable proximity to one of the Company's division offices, from which Company employees operate, service and collect coins from the payphones. The Company had approximately 67,000 payphones in operation in forty-four states and the District of Columbia as of December 31, 2000, compared with approximately 75,000 in operation as of December 31, 1999. The five states possessing the greatest numbers of installed telephones as of December 31, 2000, were: Florida (11,141), New York (5,333), Virginia (4,752), Texas (4,080) and Tennessee (3,974).

         The Company selects locations for its payphones where there is typically high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores and shopping centers. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to Location Owners for their payphones. In locations where historical revenue information is not available, the Company relies on its site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. The Company's marketing staff attempts to obtain agreements to install the Company's payphones ("Location Agreements") at locations with favorable historical data regarding payphone revenues. The Company recognizes, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the locational deployment of its payphones.

         Location Agreements generally provide for revenue sharing with the applicable Location Owner. The Company's Location Agreements generally provide commissions based on fixed percentages of revenues and have three-to-five year terms. The Company can generally terminate a Location Agreement on 30 days' notice to the Location Owner if the payphone does not generate sufficient revenue.

         In 2000, the Company continued its aggressive monitoring of the payphone base, which began in 1999, and removed under-performing payphones, which are available for relocation at sites with greater potential for profitability.

SERVICE AND MAINTENANCE

         The Company employs field service technicians, each of whom collects coin boxes, cleans and maintains a route of payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the proximity of most of the Company's payphones to the Company's division offices, the Company's polling and electronic tracking and trouble reporting systems, and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

CUSTOMERS, SALES AND MARKETING

         The Location Owners with whom the Company contracts are a diverse group of small, medium and large businesses which are frequented by individuals needing payphone access. The majority of the Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and shopping centers. As of December 31, 2000, corporate payphone accounts of 50 or more payphones represented approximately two-thirds of the Company's installed payphone base.

SERVICE AND EQUIPMENT SUPPLIERS

         The Company's primary suppliers provide payphone components, local line access, and long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using RBOC or LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

         The Company purchases circuit boards from various manufacturers for repair and installation of payphones. The Company primarily obtains local line access from various LECs, including BellSouth, Verizon, SBC Communications, US West and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to the Company by various long-distance and operator service providers, including Sprint, AT&T, Qwest and others.

         The Company expects the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although the Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any material portion of the products or services used in the operation of its business, transition from the Company's existing suppliers, if necessary, could have a disruptive effect on the Company's operations and could give rise to unforeseen delays and/or expenses.

ASSEMBLY AND REPAIR OF PAYPHONES

         The Company assembles and repairs payphone equipment for its own use. The assembly of payphone equipment provides the Company with technical expertise used in the operation, service, maintenance and repair of its payphones. The Company assembles, refurbishes or replaces payphones from standard payphone components either obtained from the Company's sizable inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, the components can be purchased by the Company from several suppliers. The Company does not believe that the loss of any single supplier would have a material adverse effect on its assembly operations.

         The Company's payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency ("911") telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

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

         The Company provides all technical support required to operate the payphones, such as computers and software and hardware specialists, at its headquarters in Tampa, Florida. The Company's assembly and repair support operations provide materials, equipment, spare parts and accessories to the field. Each of the Company's division offices and/or each of the technician's vans maintains inventories for immediate deployment in the field.

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

         In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

   o create a standard regulatory scheme for all public payphone service providers;
   o establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;
   o terminate subsidies for LEC payphones from LEC regulated rate-base operations;
   o prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC's regulated asset base;
   o provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;
   o provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;
   o evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and
   o preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

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

         To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs by the interexchange carriers ("IXCs") in the amount of $45.85 per month per payphone. This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there was a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the PSP as well as 800 "toll free" calls. The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the PSP and the IXC. To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits which would identify each call as originating from a payphone and required the LECs to make such coding available to the PSPs as a tariffed item included in the local access line service.

         In July 1997, a federal court (the "Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCCs Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has stated its intention to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

         The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. See "--EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS."

EFFECT OF FEDERAL REGULATION OF LOCAL COIN AND DIAL-AROUND CALLS

         DIAL-AROUND CALLS. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation, is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call.

         The Company recorded dial-around compensation revenue, net of adjustments, of approximately $22.9 million for the year ended December 31, 2000; approximately $35.9 million for the year ended December 31, 1999; and approximately $27.2 million for the year ended December 31, 1998.

         The Company believes that it is legally entitled to fair compensation under the 1996 Telcom Act for dial-around call the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the 1996 Telcom Act for this period is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the current level of "fair" compensation, as determined by the FCC, certain carriers have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could have a material adverse effect on the Company's results of operations and financial position.

         LOCAL COIN CALL RATES. To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. The Company has, however, experienced, and continues to experience, lower coin call volumes on its payphones resulting from increased local coin calling rates, as well as from the growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

OTHER PROVISIONS OF THE 1996 TELECOM ACT AND FCC RULES

         As a whole, the 1996 Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry. The Company believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the 1996 Telecom Act that may moderate any long-term positive impact. The Company has identified the following such uncertainties:

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

   o In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 are grand-fathered and will remain in effect pursuant to their terms.

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

   o The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, and the matter may be readdressed as circumstances change.

BILLED PARTY PREFERENCE AND RATE DISCLOSURE

         On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call.

STATE AND LOCAL REGULATION

         State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by the Company to comply with applicable rules, regulations and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs' own payphone operations and practices.

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

         In accordance with requirements under the 1996 Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and the Company believes that selected states' continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the 1996 Telecom Act, may lead to more options available to the Company for local line access at competitive rates. The Company cannot provide assurance, however, that such options or local line access rates will become available.

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

MAJOR CUSTOMERS

No individual customer accounted for more than 10% of the Company's consolidated revenues in 2000, 1999 or 1998.

COMPETITION

         The Company competes for payphone locations directly with RBOCs, LECs and other IPPs. The Company also competes, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LECs and long-distance companies against which the Company competes and some IPPs may have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other IPPs, have increased their compensation arrangements with Location Owners to offer more favorable commission schedules.

         The Company believes that its principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by the Company and have negatively impacted the usage of payphones throughout the nation.

         The Company believes that the competitive factors among payphone providers are (1) the commission payments to a Location Owner, (2) the ability to serve accounts with locations in several LATAs or states, (3) the quality of service and the availability of specialized services provided to a Location Owner and payphone users, and (4) responsiveness to customer service needs. The Company believes it is currently competitive in each of these areas.

         In February 2001, BellSouth, an RBOC operating (via its wholly owned subsidiary BellSouth Public Communications, Inc.) the largest pay telephone route in the nine state region comprising the southeastern United States, announced plans to exit the pay telephone business over the next two years. Additionally, a number of domestic IPPs continue to experience financial difficulties from various competitive and regulatory factors impacting the pay telephone industry generally, which may impair their ability to compete prospectively. While no assurances can be given, the Company believes that these circumstances create an opportunity for the Company to obtain new location agreements and reduced site commissions going forward.

         The Company competes with long-distance carriers that provide dial-around services which can be accessed through the Company's payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including the Company, thereby reducing traffic to the Company's primary providers of long-distance service. While the Company does receive compensation for dial-around calls placed from its payphones, regulatory efforts are underway to improve the collection system and provide the Company with the ability to collect that portion of dial-around calls that are presently owing. See "-Regulation."

EMPLOYEES

         As of December 31, 2000, the Company had 465 full-time employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company leases approximately 56,000 square feet of space in Tampa, Florida that includes two locations for executive office space and facilities for the assembly and repair of payphones. The Company also leases space for it's approximately 27 division offices for payphone operations in various geographic locations across the country. In addition, the Company had operated a regional distribution and assembly center in approximately 20,500 square feet of combined manufacturing and office space in Jacksonville, Illinois, which the Company continues to lease pursuant to an agreement with David Hill, who is a Davel director and major shareholder. The Company is searching for a tenant to sub-lease this space. The Company also leases from Mr. Hill 12,000 square feet of warehouse space used for storage in Jacksonville, Illinois.

ITEM 3. LEGAL PROCEEDINGS

         In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company's affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World's trade secrets. The trial court previously entered partial summary judgment in favor of the Company as to the plaintiff's trade secrets claim, leaving the tortious interference claim for trial.

         Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believes that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the settlement, the Company agreed to pay Cellular World a total of $1.5 million on extended payment terms: $500,000 by March 8, 2000; $250,000 by January 5, 2001; and the remaining $750,000 in 15 equal monthly installments of $50,000 each, beginning in January 2001. As a result of not making certain of the payments under the original terms of the settlement, the parties have initiated discussions for the purpose of negotiating a revised settlement amount and payment schedule. Davel cannot predict at this time whether a modified settlement agreement will be forthcoming.

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples Telephone initiated by PhoneTel. The Company, at this time, cannot predict the outcome of this litigation, but the parties have both indicated a willingness to discuss settlement of the case.

          In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. Discovery has commenced in the matter; however, the matter remains in its early stages, and the Company intends to vigorously defend itself in the case.

         In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and no discovery has commenced. The Company intends to vigorously defend itself in the case.

         On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the 1996 Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims consist of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company moved the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants have moved the Court to dismiss the Amended Complaint, and oral argument is scheduled to be heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. Although the Company believes it has meritorious claims in the case and intends to vigorously prosecute the suit, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

          In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company has sought relief from the Bankruptcy Court to assert claims against Picus and has answered Picus's complaint in the District Court, denying its material allegations. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims in the District Court and the Bankruptcy Court.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 2, 2000, the Company held its 2000 Annual Meeting of Stockholders at the Company's headquarters in Tampa, Florida. At the Annual Meeting, stockholders were asked to vote on two proposals, the election of directors and the approval of a new long-term equity incentive plan. The proposal for election of directors included a reduction in the number of directors from eight to six. It was the intention of the persons named in the form of proxy accompanying the Company's 2000 Proxy Statement to vote the shares represented by any completed proxies in favor of the six nominees named below.

         The following nominees were proposed and elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders or until their successors are elected and qualified:

                  Raymond A. Gross
                  David R. Hill
                  Robert D. Hill
                  Donald J. Liebentritt
                  William C. Pate
                  Theodore C. Rammelkamp, Jr.

         The Davel Communications, Inc. 2000 Long-Term Equity Incentive Plan was approved by the Company's Board of Directors on October 4, 2000 and recommended to the stockholders for approval at the 2000 Annual Meeting. The purpose of the Plan is to provide for grants of stock options, stock appreciation rights, restricted stock, performance awards or any combination of the foregoing to employees, officers and directors of, and certain other individuals who perform significant services for, the Company and its subsidiaries so as to incentivize such persons to maximize stockholder value and enable the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

         The following votes were tabulated at the 2000 Annual Meeting with respect to each stockholder proposal:

                                                           VOTES AGAINST     ABSTENTIONS/
               PROPOSAL                       VOTES FOR     OR WITHHELD    BROKER NON-VOTES
               --------                       ---------     -----------    ----------------
1.ELECTION OF DIRECTORS

Raymond A. Gross                             10,400,454       34,113

David R. Hill                                10,400,860       33,707

Robert D. Hill                               10,400,743       33,824

Donald J. Liebentritt                        10,401,404       33,163

William C. Pate                              10,401,391       33,176

Theodore C. Rammelkamp, Jr.                  10,399,521       35,046

2. APPROVAL OF DAVEL COMMUNICATIONS, INC.
2000 LONG-TERM EQUITY INCENTIVE PLAN          6,275,183       58,501          4,100,883


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

         MARKET INFORMATION. Davel Common Stock trades on the NASDAQ over-the-counter bulletin board under the symbol `DAVL.OB'. The following table sets forth, for the periods indicated, the high and low closing prices of Davel Common Stock on the NASDAQ National Market System, or bulletin board system, from January 1, 1998 through December 31, 2000.

    1998                                HIGH               LOW
    ----                                ----               ---

    First Quarter                      $28.50            $24.38
    Second Quarter                      29.25             21.25
    Third Quarter                       25.25             10.88
    Fourth Quarter                      19.75              9.00


    1999
    ----

    First Quarter                      $18.13             $7.00
    Second Quarter                       8.50              5.25
    Third Quarter                        6.50              3.94
    Fourth Quarter                       5.38              3.00

    2000
    ----

    First Quarter                       $5.75             $2.00
    Second Quarter     (1)               2.38               .34
    Third Quarter      (1)               1.59               .19
    Fourth Quarter     (1)                .19               .02


(1) The company ceased trading on the NASDAQ National Market System effective May 15, 2000. Thereafter, the Company began trading on the NASDAQ over-the-counter bulletin board.

         As of March 2, 2001, there were approximately 865 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The closing sale price of the Company's Common Stock on March 15, 2001 was $0.034 per share.

         DIVIDENDS. The Company did not pay any dividends on its Common Stock during 2000 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain cash to repay indebtedness and to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Senior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

         RECENT SALES OF UNREGISTERED SECURITIES. In the year ended December 31, 2000, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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

                                                                                    YEAR ENDED DECEMBER 31, (1)
                                                                                    ---------------------------
                                                                                (In thousands, except per share data)
                                                                     2000         1999          1998 (2)       1997         1996
                                                                  ---------    ---------       ---------    ---------    ---------
     OPERATING DATA:
     Revenue                                                      $ 126,271    $ 175,846       $ 194,818    $ 158,411    $ 143,979
     Expenses                                                       210,613      232,935         220,600      152,368      140,665
                                                                  ---------    ---------       ---------    ---------    ---------

     Operating income (loss)                                        (84,342)     (57,089)        (25,782)       6,043        3,314

     Other expense                                                   27,138       23,412          23,881       13,084       12,519
     Income taxes                                                      --         (1,755)           --          2,459        1,868
                                                                  ---------    ---------       ---------    ---------    ---------

     Loss from continuing operations before Extraordinary item     (111,480)     (78,746)        (49,663)      (9,500)     (11,073)
     Gain (loss) from discontinued operations                          --           --               607        2,092       (1,114)
     Extraordinary loss from extinguishment of debt                    --           --           (17,856)        --           --
     Net loss                                                     $(111,480)   $ (78,746)      $ (66,912)   $  (7,408)   $ (12,187)
                                                                  ---------    ---------       ---------    ---------    ---------
     Basic and diluted loss per share:
     Continuing operations before extraordinary item              $  (10.02)   $   (7.40)      $   (5.68)   $   (1.27)   $   (1.47)
     Gain (loss) from discontinued operations                          --           --              0.07         0.25        (0.13)
     Extraordinary loss from extinguishment of debt                    --           --             (1.98)        --           --
     Net loss                                                     $  (10.02)   $   (7.40)      $   (7.59)   $   (1.02)   $   (1.60)
     Weighted average common shares outstanding                      11,126       10,660           9,029        8,407        8,317

     BALANCE SHEET DATA:
     Total assets                                                 $  93,187    $ 180,761       $ 273,018    $ 180,786    $ 184,732

     Current maturities of long-term debt and obligations
     under capital leases                                           239,083       21,535          11,525        2,671          617
     Long-term debt and obligations under capital leases,
     Less current maturities                                            839      206,509         225,451      107,076      106,383
     Manditorily redeemable preferred stock                            --           --              --         16,284       15,079
     Shareholders' equity (deficit)                                (186,392)     (75,079)          1,649       20,290       28,641

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

         During 2000, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

         Non-coin calls include credit card, calling card, collect, and third party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the Federal Communications Commission mandated dial-around compensation rate in effect. This is commonly referred to as "dial-around" access. See "Business-Regulation."

         The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for line charges and use of their networks. Commission expense represents payments to Location Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

REGULATORY IMPACT ON REVENUE

LOCAL COIN RATES

         In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35. In 2000, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

         In July 1997, a federal court (the "Court") responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCCs Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999

Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has promised to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the payphone providers, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

         The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased , order, however, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company.

         The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase per-call dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these per-call revenue increases. These factors include the following: (i) the resolution by the FCC of the "true up" of the initial interim period flat-rate and "per call" assessment periods, (ii) the possibility of other administrative proceedings or litigation seeking to modify or overturn the 1999 Payphone Order or portions thereof, (iii) the IXC's reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, and (iv) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Annual Report on Form 10-K, expressed as a percentage of total revenues.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
                                                                 2000       1999       1998
                                                                ------     ------     ------
REVENUES:
Coin calls                                                        65.1%      63.0%      68.0%
Non-coin calls, net of dial-around compensation adjustments       34.9       37.0       32.0
                                                                ------     ------     ------

Total revenues                                                   100.0      100.0      100.0
                                                                ------     ------     ------
COSTS AND EXPENSES:
Telephone charges                                                 30.3       20.9       23.4
Commissions                                                       27.4       23.3       24.1
Service, maintenance and network costs                            27.2       23.9       27.1
Depreciation and amortization                                     25.3       22.3       19.8
Selling, general and administrative                               17.7       12.0       11.0
Impairment charge and non-recurring items                         38.8       29.1        5.6
Restructuring charge and merger related expenses                    --        0.9        2.2
                                                                ------     ------     ------

Total operating costs and expenses                               166.7      132.4      113.2
                                                                ------     ------     ------

Operating income (loss)                                          (66.7)%    (32.4)%    (13.2)%
                                                                ======     ======     ======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Total revenues decreased approximately $49.6 million, or 28.2%, from approximately $175.8 million in the year ended December 31, 1999 to approximately $126.3 million in the year ended December 31, 2000. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services and changes in call traffic.

         Coin call revenues decreased approximately $28.6 million, or 25.8%, from approximately $110.8 million in the year ended December 31,1999 to approximately $82.2 million in the year ended December 31, 2000. The decrease in coin call revenues was primarily attributable to an ongoing strategy to remove unprofitable phones as well as lower call volumes on the Company's payphones due to increased competition from wireless and other public communication services. The number of payphones in service declined from approximately 75,000 at the beginning of 2000 to approximately 67,000 at December 31, 2000.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $21.0 million, or 32.3%, from approximately $65.1 million in the year ended December 31, 1999 to approximately $44.1 million in the year ended December 31, 2000. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $13.0 million, from approximately $35.9 million in the year ended December 31, 1999 to approximately $22.9 million in the year ended December 31, 2000. The dial-around decrease is primarily attributable to the removal of approximately 10,800 unprofitable phones for the calendar year 2000 and continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process now under regulatory review by the FCC. Long-distance revenues decreased approximately $5.5 million, from approximately $25.4 million in the year ended December 31, 1999 to approximately $19.9 million in the year ended December 31, 2000. During 1999, operator services were managed through the Company's switch. Revenue was recorded for the gross billings and service, while maintenance and network costs were recorded for the cost of the carrier services. The switch was phased out during 1999 and shut down in November 1999. Operator services are now provided by third parties that pay Davel a commission on their gross billings. These third parties incur the expense related to their carrier services. The commission is recorded in non-coin calls revenue.

         Other revenue decreased approximately $1.8 million, or 58.0%, from approximately $3.1 million in the year ended December 31, 1999 to approximately $1.3 million in the year ended December 31, 2000. Non-carrier service revenues from Sprint declined $1.4 million due to the conclusion of a designated one-time program in the second quarter of 2000. An additional $0.6 million of debit card sales were realized in the year ended December 31, 1999 that did not take place in year ended December 31, 2000 as the Company exited the debit card business.

         Telephone charges increased approximately $1.5 million, or 4.1%, from approximately $36.8 million in the year ended December 31, 1999 to approximately $38.3 million in the year ended December 31, 2000. In the third quarter of 1999, telephone charges were impacted favorably by state and federal regulatory proceedings under section 276 of the Telecom Act. In addition, the Company was the recipient of $2.4 million of refunds from two large LECs in 1999, the result of favorable regulatory rulings, partially offsetting normal operational telephone charges for the period. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

        Commissions decreased approximately $6.4 million, or 15.6%, from approximately $41.0 million in the year ended December 31, 1999 to approximately $34.6 million in the year ended December 31, 2000. The decrease was primarily attributable to lower commissionable revenues from a reduced number of Company payphones. Commissions as a percentage of revenues have begun to rise due to revenue mix changes as well as the removal of phones that had lower commission rates. The shift in revenue mix to the higher commissioned-based sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base. For many of its "mass market" and smaller regional accounts, the Company changed its method of paying commissions on approximately one-third of its payphones from a monthly to a quarterly basis in 2000.

        Service, maintenance and network costs decreased approximately $7.7 million, or 18.4%, from approximately $42.1 million in the year ended December 31, 1999 to approximately $34.3 million in the year ended December 31, 2000. Service, maintenance and network costs increased from 23.9% of total revenues in the year ended December 31, 1999 to 27.2% of total revenues in the year ended December 31, 2000. Despite cost savings gained from consolidating offices following the

Peoples Telephone Merger, increased geographic concentration of the phones and improved efficiency in servicing Company payphones, the decline in revenues more than offset the decline in expenses associated with the Company's cost saving measures. Components of cost having the greatest impact on year over year cost savings were salaries and wages ($3.1 million), network billing costs ($1.7 million), regulatory compliance ($0.6 million) and service and collection costs ($0.9 million). Certain staff reductions and office closings initiated in the fourth quarter of 2000 served to increase short-term expenses while realization of net expense savings will occur in 2001 and beyond.

        Depreciation and amortization expenses decreased $7.2 million, or 18.4%, from $39.2 million in the year ended December 31, 1999 to $32.0 million in the year ended December 31, 2000. The decrease in depreciation expense is primarily a result of fewer phones being in service. The decrease in amortization expense occurred despite an acceleration of site contract amortization of phones taken out of service. Approximately 10,800 phones were removed from service in 2000, compared with 16,800 phones removed in 1999. Reductions in amortization have also occurred due to the elimination of goodwill and site contract intangible assets related to the 1998 CCI Acquisition. Write-offs of these CCI assets occurred in the third quarter of 1999.

        Selling, general and administrative expenses increased approximately $1.3 million, or 6.2%, from approximately $21.1 million in the year ended December 31, 1999 to approximately $22.4 million in the year ended December 31, 2000. The increase was primarily attributable to fees for professional advisors and legal services ($3.0 million), an adjustment for allowance for doubtful accounts on trade receivables ($1.5 million) and operating software costs ($0.9 million) placed in service in the year ended December 31, 2000. These cost increases were partially offset by a reduction in salaries and related costs ($2.7 million) as well as reductions in most other expense categories (net $1.6 million) related to the consolidation of administrative functions in Tampa, Florida, subsequent to the Peoples Telephone Merger.

     Interest expense in the year ended December 31, 2000 increased approximately $4.3 million, or 18.6%, from approximately $23.1 million in the year ended December 31, 1999 to approximately $27.4 million in the year ended December 31, 2000. This increase is attributable to higher average interest rates and increased borrowing levels related to the Company's Senior Credit Facility. See "--Liquidity and Capital Resources." Other income (expense) increased approximately $511,000 to $282,000 in the year ended December 31, 2000 from $(229,000) in the year ended December 31, 1999.

     The Company recognized non-recurring charges of approximately $49.0 million and $51.2 million, for the years ending December 31, 2000 and 1999, respectively. See "Notes to Consolidated Financial Statements, No. 3 - Summary of Significant Accounting Policies - Long Lived Assets". The charges incurred in the year ended December 31, 2000 reflected adjustments to the value of installed telephones ($13.9 million) and uninstalled telephones ($13.5 million), a write-down of location contracts related to removed or unprofitable telephones ($10.2 million) and a write-down of goodwill ($4.4 million) related to the prior purchases of payphone assets. The charges incurred in the year ended December 31, 1999 reflected a $37.9 million write-down of goodwill, $9.8 million write-down of location contracts related to phones acquired in the CCI Acquisition, $1.1 million writedown of uninstalled telephones, and $0.1 million of other assets.

     Loss from continuing operations before extraordinary item and income taxes increased approximately $31.0 million, or 38.5%, from approximately $80.5 million in the year ended December 31, 1999 to $111.5 million in the year ended December 31, 2000.

        Net loss increased approximately $32.7 million, or 41.6%, from the prior-year period, from approximately $78.7 million in the year ended December 31, 1999 to approximately $111.5 million in the year ended December 31, 2000. This increase in loss occurred because efforts to reduce operating expense levels could not keep pace with the decline in revenues.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, total revenues from continuing operations decreased approximately $19.0 million, or 9.7%, compared to the year ended December 31, 1998, from $194.8 million in the year ended December 31, 1998 to $175.8 million in the year ended December 31, 1999. This decline was primarily attributable to an 11.3% decrease in installed payphones (84,384 payphones on December 31, 1998 to 74,869 payphones on December 31, 1999), erosion of coin revenue due to increased competition from wireless communication services and a reduction in the federally established dial-around rate.

         Coin call revenues decreased approximately $21.7 million, or 16.4%, from $132.5 million in 1998 to $110.8 million in 1999, primarily attributable to lower call volumes on the Company's payphones resulting from higher coin call rates, increased competition from wireless communication services, changes in call traffic and a significant reduction in the number of payphones operated by the Company.

         Non-coin call revenues increased approximately $2.7 million, or 4.4%, from $62.3 million in the year ended December 31, 1998 to $65.1 million in the year ended December 31, 1999. The increase was primarily attributable to an increase in payments for dial-around call traffic from the Company's payphones. Dial-around call revenue increased approximately $9.5 million, or 35.9%, from $26.4 million in 1998 to $35.9 million in 1999. Other non-coin call revenues, consisting primarily of operator service calls, decreased approximately $9.5 million, or 26.8%, from approximately $35.5 million in 1998 to approximately $26.0 million 1999. This decrease was primarily due to the fact that when the Company operated its long-distance switching equipment, revenues associated with the calls were recorded based on the price charged for the call. The Company then remitted the access cost associated with the call to other parties. With the decommissioning of the switch, the Company now collects a commission based on the gross revenues billed by third party operator service providers who handle the routing of the call.

         Telephone charges decreased $8.8 million, or 19.3%, from $45.6 million in the year ended December 31, 1998 to $36.8 million in 1999. The decrease in telephone charges was primarily attributable to the decrease in the number of installed payphones, the effects of the FCC's "new services test" (pursuant to the 1996 Telecom Act that reduced phone bills in a number of states), more favorable contracts with LECs and utilization of competitive local exchange carriers for local line access services.

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

         Service, maintenance and network costs decreased $10.7 million, or 20.2%, from $52.8 million in the year ended December 31, 1998 to $42.1 million in the year ended December 31, 1999. The decrease was primarily attributable to the closing of duplicate offices after the Peoples Telephone Merger and CCI Acquisition. Service, maintenance and network costs decreased to 23.9% of total revenues in 1999 compared to 27.1% in 1998. The decrease in service, maintenance and network as a percentage of total revenues was primarily attributable to cost saving generated from increased geographic density of the phones and the Company's ability to improve efficiency in servicing the Company's payphones.

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

         Selling, general and administrative expenses decreased approximately $0.5 million, or 2.1%, from $21.5 million in the year ended December 31, 1998 to $21.1 million in the year ended December 31, 1999. The decrease was primarily attributable to the fact that selling, general and administrative expenses related to the separate operation of payphones and administrative facilities acquired in the CCI Acquisition and the Peoples Telephone Merger are included in the prior year. The integration of CCI and Peoples Telephone was completed during 1999, and included closing the separate corporate offices and duplicate field offices, thereby eliminating duplicative costs.

         The Company recognized a non-recurring charge of approximately $51.2 million in 1999 primarily related to a $37.9 million write-down of goodwill and $7.8 million write-down of location contracts related to de-installation of phones acquired in the CCI Acquisition and $3.1 million related to the removal of other non-profitable phones. In addition, the Company incurred and paid restructuring and other merger-related charges during the year ended December 31, 1999 of approximately $1.6 million related to integration and restructuring of the Peoples acquisition. The restructuring and other merger-related charges were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.

         Other expense decreased approximately $0.5 million, or 2.0%, from $23.9 million in the year ended December 31, 1998 to $23.4 million in the year ended December 31, 1999. This decrease resulted primarily from the recognition in 1998 of a $2.8 million impairment loss on an investment held by Peoples Telephone for which there was no corresponding loss during 1999. This decrease was partially offset by a $2.2 million increase in interest expense during 1999. The increase in interest expense is related to higher borrowings under the credit facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

         Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuances of common stock and proceeds from the issuance of preferred stock. There was no stock issued in the most recent two years. For 2000, quarterly revenue as a percentage of total revenue was approximately 29%, 28%, 25%, and 18%, respectively, for the first through fourth quarters of the year. In addition, for fiscal 2000, quarterly income (loss) from operations as a percentage of total (loss) from operations was approximately (7.8%), (15.2%), (29.2)%, and (47.9)%, respectively, excluding the effect of an impairment charge, for the first through fourth quarters of the year. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Phones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the years, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters.

         In 2000, operating activities used $10.8 million of net cash, compared to the generation of $9.0 million in 1999. Greater cash operating losses were partially offset by a reduction in trade receivables of $7.3 million during the year ended December 31, 2000 and an increase in payables and accruals of $13.6 million during the year ended December 31, 2000. The latter increase was due in part to extension of payment terms with vendors, and an effort to shift a greater number of customers from monthly to quarterly commission payments.

         Capital expenditures for 2000 were $2.1 million compared to $4.9 million for 1999. These capital expenditures were primarily used to purchase payphone, computer and software equipment. Additionally, no capital was expended in the year ended December 31, 2000 for business acquisitions following $5.1 million for such activities in 1999.

         The Company's principal sources of liquidity in 2000 came from cash flow generated from operating activities and borrowings under the Company's Senior Credit Facility. The Company's principal uses of liquidity will be to provide working capital and to meet debt service requirements. At December 31, 2000, the Company had utilized all available borrowing capacity under the revolving credit facility. See "Credit Agreement" section below for discussion of the Company's current indebtedness.

         Financing activities used approximately $6.0 million in cash to repay long-term debt and capital lease obligations. All outstanding debt in connection with the senior credit facility was reclassified to current liabilities. The Company borrowed approximately $17.0 million against the revolving credit facility prior to that portion of the Senior Credit Facility being restructured. See "--Credit Agreement."

CREDIT AGREEMENT

         In connection with the Peoples Telephone Merger, the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein. The Senior Credit Facility provides for borrowings by Davel from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

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

         The Company's borrowings under the original Senior Credit Facility bore interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility). Base Rate Loans bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility).

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

         The Senior Credit Facility requires the Company to meet certain financial tests and contains certain covenants that, among other things, limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

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

FOURTH AMENDMENT

         In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Lenders who are party to the agreement agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

     o Term Loan A, Term Loan B and Revolving Loan amortization payments totaling $15.7 million will be due on January 12, 2001. In addition, amortization payments of approximately $7.7 million are due on each of March 31, June 30, September 30 and December 31, 2001, and the balance of the then outstanding principal amount of all loan obligations is due on January 11, 2002;

     o Interest payments otherwise due and payable on any interest payment date prior to January 12, 2001 will continue to accrue and be payable in arrears on January 12, 2001;

     o Applicable percentages for adjusted LIBOR interest rates after September 29, 2000 were generally lowered from those set forth in the Third Amendment to 2.75% for all Loans, except that rates will continue to equal 3.50% for all Letter of Credit Fees and 0.75% for all Commitment Fees;

     o Positive net cash on hand in excess of $2.0 million at the end of each month will be paid to the Lenders as a prepayment of the Loans;

     o    The Revolving Loan commitment was terminated;

     o Capital expenditures for the period October 1, 2000 to January 12, 2001 are limited to $400,000; and

     o The provision regarding the application of prepayments was modified, and a new provision was added requiring the Company to submit to the Lenders bi-weekly cash flow forecasts and a revised business plan for the 2001 fiscal year.

FIFTH AMENDMENT

         On November 29, 2000, the Borrower requested that the Lenders waive its noncompliance with the requirements of the Credit Agreement resulting from the Borrower's non-delivery of a revised business plan to the Lenders on or before November 15, 2000. In exchange, the Borrower agreed to amend certain provisions of the Credit Agreement that had permitted the Borrower to dispose of certain property outside the ordinary course of business and to make certain investments outside the ordinary course of business so as to require, in each case, the Lenders' prior written approval for any such disposition or investment.

SIXTH AMENDMENT

         In the fourth quarter of 2000, the Company gave notice to the Administrative Agent that the Company would not be able to make the January 12, 2001 debt amortization and interest payments. On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"), which provided for the following:

     o Principal amortization payments would be made of $1.1 million on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001;

     o The remaining outstanding principal amount of all loans, together with all accrued and unpaid interest, will be due on January 11, 2002;

     o The Company will provide monthly budget reconciliation reports to the Lenders;

     o The Company will comply with an agreed-upon budget for expenses in 2001;

     o The Company will be subject to a limit on capital expenditures and certain location signing bonuses in 2001 and a minimum EBITDA covenant for 2001; and

     o The Company agreed to the substitution of a new administrative agent for the Lenders, to pay such new agent a monthly fee of $30,000 and to pay certain earned fees of the professional advisors to the Lenders.

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

         The Company has incurred losses of approximately $111.5 million, $78.7 million, and $66.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of December 31, 2000, the Company had a working capital deficit of $257.6 million and its liabilities exceed its assets by $186.4 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12,2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001, $2.2 million due on July 15, 2001, $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations, the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute such sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern.

         The Company's plans to increase liquidity include efforts to substantially reduce costs, including through possible strategic combinations. Management believes this will result in expansion of its market presence and further leveraging of its infrastructure. In order to pursue this strategy, the Company will need to obtain additional modifications to the Senior Credit Facility, and may require forgiveness of a portion of its debt. The Company may also need to obtain additional debt or equity financing. There can be no assurance that such debt modifications or financings will be available to the Company, or that they will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". See "Notes to Financial Statements No. 3". Statement 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the change in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. Adoption of these new accounting standards on January 1, 2001 will result in cumulative after-tax increases in net loss of approximately $41,000 in the first quarter of 2001.

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

         In connection with the provisions of its Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions to limit the impact of increases in interest rates on the Company's variable rate long-term debt.

         As of December 31, 2000, the Company has an interest rate cap agreement with a notional amount of $15 million that terminates in September 2001. The interest rate cap agreement requires premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. This agreement entitles the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 6.5% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

         As of December 31, 2000, the Company has an interest rate swap agreement with an aggregate notional amount of $7.5 million with a termination date of June 2001. The interest rate swap requires the Company to pay fixed rates of 6.4% in exchange for variable rate payments based on the U.S. three month LIBOR (5.1% as of December 31, 2000). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

         Based upon the Company's variable rate indebtedness and weighted average interest rates at December 31, 2000, a ten percent (or one thousand basis points) increase in market interest rates would decrease future earnings and cash flows by approximately $24.7 million. A ten percent (or one thousand basis points) decrease in market interest rates would increase future earnings and cash flows by approximately $23.4 million.

         These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's financial arrangements or capital structure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Supplementary Data
                                                                            PAGE
                                                                            ----
   Independent Public Accountants Report of Arthur Andersen LLP              31
        for the years ended December 31, 2000, 1999 and 1998

   Consolidated Balance Sheets for December 31, 2000 and 1999                32

   Consolidated Statements of Operations for the years ended                 33
      December 31, 2000, 1999 and 1998

   Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended December 31, 2000, 1999 and 1998                   34


   Consolidated Statements of Cash Flows for the years ended                 35
         December 31, 2000, 1999 and 1998

   Notes to Consolidated Financial Statements                                36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Davel Communications, Inc.:

We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davel Communications, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit and its liabilities exceed its assets by $186.4 million, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Tampa, Florida
March 30, 2001

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                        (In thousands, except share data)



 ASSETS                                                                            2000         1999
- -------                                                                         ---------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   6,104    $   7,950
   Trade accounts receivable, net of allowance for doubtful accounts of            14,307       22,983
                 $1,515 and $10,880, respectively
   Other current assets                                                               626        1,048
                                                                                ---------    ---------

         Total current assets                                                      21,037       31,981

PROPERTY AND EQUIPMENT, NET                                                        64,702      115,558

LOCATION CONTRACTS, NET                                                             2,571       20,852

GOODWILL                                                                             --          6,290

OTHER ASSETS, NET                                                                   4,877        6,080
                                                                                ---------    ---------

         Total assets                                                           $  93,187    $ 180,761
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current maturities of long-term debt and obligations under capital leases    $ 239,083    $  21,535
   Accounts payable and accrued expenses                                           39,532       27,484
                                                                                ---------    ---------
         Total current liabilities                                                278,615       49,019

LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES                                   839      206,509

DEFERRED REVENUE                                                                      125          312
                                                                                ---------    ---------
         Total liabilities                                                        279,579      255,840

SHAREHOLDERS' DEFICIT:
  Preferred stock - $.01 par value, 1,000,000 shares authorized, none issued
     and outstanding                                                                 --           --
  Common stock - $.01 par value, 50,000,000 shares authorized, 11,169,540 and
     11,033,628 shares issued and outstanding as of December 31, 2000
     and 1999, respectively                                                           112          110
Additional paid-in capital                                                        128,503      128,338
Accumulated deficit                                                              (315,007)    (203,527)
                                                                                ---------    ---------
         Total shareholders' deficit                                             (186,392)     (75,079)
                                                                                ---------    ---------

         Total liabilities and shareholders' deficit                            $  93,187    $ 180,761
                                                                                =========    =========


   THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                    PART OF THESE CONSOLIDATED BALANCE SHEETS

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FORTHE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (In thousands, except per share and share data)

                                                                           2000            1999            1998
                                                                      ------------    ------------    ------------
REVENUES:
   Coin calls                                                         $     82,205    $    110,790    $    132,483
   Non-coin calls, net of dial-around compensation adjustments              44,066          65,056          62,335
                                                                      ------------    ------------    ------------

         Total revenues                                                    126,271         175,846         194,818

COSTS AND EXPENSES:
   Telephone charges                                                        38,290          36,783          45,582
   Commissions                                                              34,619          41,014          46,986
   Service, maintenance and network costs                                   34,333          42,077          52,751
   Depreciation and amortization                                            32,004          39,204          38,617
   Selling, general and administrative                                      22,365          21,063          21,525
   Impairment charge and non-recurring items                                49,002          51,224          10,814
   Restructuring charge and merger-related expenses                           --             1,570           4,325
                                                                      ------------    ------------    ------------

            Total costs and expenses                                       210,613         232,935         220,600
                                                                      ------------    ------------    ------------

            Operating loss                                                 (84,342)        (57,089)        (25,782)

OTHER INCOME (EXPENSE):
   Interest expense, net of interest income                                (27,420)        (23,183)        (20,955)
   Loss on investment                                                         --              (350)         (2,772)
   Other                                                                       282             121            (154)
                                                                      ------------    ------------    ------------
            Total other expense                                            (27,138)        (23,412)        (23,881)
                                                                      ------------    ------------    ------------

         Loss from continuing operations before income taxes and          (111,480)        (80,501)        (49,663)
         extraordinary item

INCOME TAX BENEFIT:                                                           --            (1,755)           --

                                                                      ------------    ------------    ------------
         Loss from continuing operations before extraordinary item        (111,480)        (78,746)        (49,663)

DISCONTINUED OPERATIONS:

              Gain on discontinued operations                                 --              --               607
                                                                      ------------    ------------    ------------
              Loss before extraordinary item                              (111,480)        (78,746)        (49,056)

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                          --              --           (17,856)
                                                                      ------------    ------------    ------------

         Net loss                                                     $   (111,480)   $    (78,746)   $    (66,912)
                                                                      ============    ============    ============

BASIC AND DILUTED LOSS PER SHARE:
   Loss from continuing operations before extraordinary item          $     (10.02)   $      (7.40)   $      (5.68)
   Gain from discontinued operations                                          --              --               .07
   Extraordinary loss                                                         --              --             (1.98)
   Net loss per share                                                 $     (10.02)   $      (7.40)   $      (7.59)
                                                                      ============    ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                   11,125,582      10,659,594       9,029,285


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                               COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                        (In thousands, except share data)

                                                                                                 TOTAL
                                                        ADDITIONAL                UNREALIZED  SHAREHOLDERS'
                                       COMMON STOCK      PAID-IN     ACCUMULATED   LOSS ON       EQUITY      COMPREHENSIVE
                                    SHARES      AMOUNT    CAPITAL      DEFICIT    INVESTMENT    (DEFICIT)       LOSS
                                   ---------    ------   ---------   ----------   ----------  -------------  -------------
BALANCE, December 31, 1997         8,438,532    $  84    $  80,100    $ (57,869)   $(2,025)   $  20,290      $  (7,962)

Stock options exercised and
grants of common stock               160,146        2        2,225         --         --          2,227           --

Series C preferred stock
dividends accrued                       --       --         (1,464)        --         --         (1,464)          --

Preferred stock issuance cost
Accretion                               --                    (158)        --         --           (158)          --

Issuance of stock                  1,000,000       10       26,529         --         --         26,539           --

Stock issued as payment for
services provided                     44,659     --            751         --         --            751           --

Stock issued for retirement of
preferred stock                      892,977        9       17,897         --         --         17,906           --

Option repricing                        --       --            445         --         --            445           --

Unrealized loss on investment           --       --           --           --         (747)        (747)          (747)

Reclassification of investment
to a trading  security                  --       --           --           --        2,772        2,772          2,772

Fractional shares retired upon
completion of merger                    (159)    --           --           --         --           --             --

Net loss for the year ended
December 31, 1998                       --       --           --        (66,912)      --        (66,912)       (66,912)

                                  ----------    -----    ---------    ---------    -------    ---------      ---------
BALANCE, December 31, 1998        10,536,155      105      126,325     (124,781)      --          1,649      $ (64,887)

Grants of common stock               497,473        5        2,108         --         --          2,113           --

Preferred stock dividend                --                     (95)        --         --            (95)          --

Net loss for the year ended
December 31, 1999                       --       --           --        (78,746)      --        (78,746)     $ (78,746)

                                  ----------    -----    ---------    ---------    -------    ---------      ---------
BALANCE, December 31, 1999        11,033,628      110      128,338     (203,527)      --        (75,079)       (78,746)

Grants of common stock, net of
rescission of common stock
grants                               135,912        2          165         --         --            167           --

Net loss for the year ended
December 31, 2000                       --       --           --       (111,480)      --       (111,480)      (111,480)
                                  ----------    -----    ---------    ---------    -------    ---------      ---------

BALANCE, December 31, 2000        11,169,540    $ 112    $ 128,503    $(315,007)      --      $(186,392)     $(111,480)
                                 ===========    =====    =========    =========    =======    =========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
            INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                                                                 2000        1999         1998
                                                                              ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $(111,480)   $(78,746)   $ (66,912)
 Adjustments to reconcile net loss to cash flows from operating activities:
     Gain on sale of discontinued operations                                       --          --           (607)
     Depreciation and amortization                                               32,004      39,204       38,617
   Increase in allowance for doubtful accounts                                    1,416       5,497          262
   Write off of property and equipment                                             --          --            (36)
   Amortization of deferred financing charges                                     2,170         992         --
   Impairment charge and non-recurring items                                     49,002      51,224        3,769
   Restructuring charge and merger-related expenses                                --          --          2,969
   Option repricing                                                                --          --            445
   Recognition of unrealized loss on investment                                    --          --          2,772
     Stock based compensation                                                       167       2,113          751
   Extraordinary loss from the early extinguishment of debt                        --          --         17,856
   Payment for location contracts                                                (2,245)     (7,859)      (6,248)
Changes in assets and liabilities, net of effects from acquisition:
    Accounts receivable                                                           7,260       2,358        3,374
  Other assets                                                                      (21)      1,970        3,984
  Accounts payable and accrued expenses                                          13,628      (8,019)     (15,246)
    Deferred revenue                                                             (1,767)        312         --
                                                                              ---------    --------    ---------

    Net cash (used in) provided by operating activities                          (9,866)      9,046      (14,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                           (2,074)     (4,898)     (11,920)
 Purchase of payphone assets, net of cash acquired                                 --        (5,123)      (3,216)
  Purchase of Communications Central, Inc., net of cash acquired                   --          --       (101,644)
 Purchase of Indiana Telecom, net of cash acquired                                 --          --        (11,317)
 Other                                                                             --          --            181
                                                                              ---------    --------    ---------
  Net cash (used in) investing activities                                        (2,074)    (10,021)    (127,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                      --          --        366,500
 Payments on long-term debt                                                      (5,237)    (10,950)    (231,408)
 Net proceeds (payments) on revolving line of credit                             17,043       2,500       (9,028)
 Bond tender premium paid on early extinguishment of debt                          --          --        (12,929)
 Principal payments under capital leases                                           (754)       (482)        (769)
 Debt issuance costs                                                               (958)       --         (7,335)
 Payment of preferred stock dividend                                               --           (95)        --
 Proceeds from issuance of common stock                                            --          --         26,539
 Stock options exercised and grants of common stock                                --          --          2,227
                                                                              ---------    --------    ---------

    Net cash provided by (used in) financing activities                          10,094      (9,027)     133,797
    Net decrease in cash and cash equivalents                                    (1,846)    (10,002)      (8,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    7,950      17,952       26,321
                                                                              ---------    --------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   6,104    $  7,950    $  17,952
                                                                              =========    ========    =========

       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
            INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

         Davel Communications, Inc., and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware to effect the merger, on December 23, 1998 of Davel Communications Group, Inc. with Peoples Telephone Company, Inc. (the "Peoples Telephone Merger"). As a result of the Peoples Telephone Merger, the Company is the largest domestic independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 67,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional operational facilities in 27 dispersed geographic locations.

         Pursuant to an Agreement and Plan of Merger dated July 5, 1998 as amended and restated on October 22, 1998, the Peoples Telephone Merger was consummated between the Old Davel and Peoples Telephone Company, Inc ("Peoples Telephone") on December 23, 1998. The stock-for-stock transaction was approved by the shareholders of the two companies, with the Company continuing as the surviving corporation in the merger. Under the merger agreement, each outstanding share of Peoples Telephone common stock was converted into the right to receive 0.235 of a common share of the Company and resulted in the issuance of 3,812,810 shares of common stock to the common shareholders of Peoples Telephone. In addition, the outstanding shares of Peoples Telephone Series C Preferred Stock and accrued Preferred Stock dividends were converted into 892,977 shares of common stock. This transaction was accounted for as a pooling of interests, and, accordingly, the financial statements of the Company was restated to reflect the combined financial position and operating results as if the companies had operated as one entity since inception. For periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results of operations.

         Selected financial information for the combining entities included in the consolidated statements of operations for the year ended December 31, 1998 is as follows (in thousands):

                                             1998
                                          ---------

     TOTAL REVENUES

      Davel                               $  84,663
      Peoples Telephone                     110,155
                                          ---------

          Combined                        $ 194,818
                                          =========


     NET INCOME (LOSS)

      Davel                               $ (13,952)
      Peoples Telephone                     (19,965)
      Non-recurring items                   (10,814)
      Restructuring charges                  (4,325)
      Extraordinary item                    (17,856)
                                          ---------

           Combined                       $ (66,912)
                                          =========

2.  LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $111.5 million, $78.7 million, and $66.9 million for the years ended December 31, 2000, 1999, and 1998, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes (see Note 19). As of December 31, 2000, the Company had a working capital deficit of $257.6 million and its liabilities exceeded it assets by $186.4 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001, $2.2 million due on July 15, 2001, $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. (see Note 12). In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations, the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute such sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's plans to increase liquidity include efforts to substantially reduce costs, including through possible strategic combinations. Management believes this will result in expansion of its market presence and further leveraging of its infrastructure. In order to pursue this strategy, the Company will need to obtain additional modifications to the Senior Credit Facility, and may require forgiveness of a portion of its debt. The Company may also need to obtain additional debt or equity financing. There can be no assurance that such debt modifications or financings will be available to the Company, or that they will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Financial data for all periods presented reflect the retroactive effect of the merger, accounted for as a pooling of interest, with Peoples Telephone consummated in December 1998. All significant intercompany accounts and transactions are eliminated in consolidation.

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

CONCENTRATIONS OF CREDIT RISK

         Receivables have a significant concentration of credit risk in the telecommunications industry. In addition, a significant amount of receivables are generated by approximately 18% of the Company's payphones located in the state of Florida.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of the Company's financial instruments approximates their carrying amounts at the balance sheet date. Fair value for all financial instruments other than debt, for which no quoted market prices exist, were based on appropriate estimates. The carrying value of the debt approximates its fair value due to the variable rate associated with this instrument.

DERIVATIVES

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 133, as amended, requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the change in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. Adoption of these new accounting standards, on January 1, 2001, will be accounted for as a change in accounting principle and will not have a material impact on the consolidated financial statements.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost less impairments as discussed below (See "Long-Lived Assets"). Depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs, which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

         The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

         Upon sale or retirement, the cost and related accumulated amortization are eliminated and any resulting gain or loss is included in the consolidated statements of operations.

LOCATION CONTRACTS

         Location contracts include payments associated with obtaining written and signed location contracts. The capitalized costs of these assets are amortized on a straight-line basis over their contract terms (3 to 5 years) and is included in depreciation and amortization expense in the consolidated statements of operations. Accumulated amortization as of December 31, 2000 and 1999 was approximately $43.4 million and $28.7 million, respectively.

GOODWILL

         Costs in excess of fair market value of the net assets recorded in connection with acquisitions is recorded as goodwill in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Accumulated amortization as of December 31, 1999 was approximately $6.8 million. During the fourth quarter of 2000, the Company determined its goodwill was impaired and the unamortized balance was written-off.

LONG-LIVED ASSETS

         The Company accounts for long-lived assets pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when events or changes in circumstances indicate that the carrying amount on an asset may not be recoverable. Management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the asset may be impaired. After accounting for the impairments described below, the Company does not believe that any long-lived assets are impaired at December 31, 2000 based on the estimated future cash flows of the Company and assuming the Company can continue to operate as a going concern.

         In 2000 and 1999, the Company reviewed its long-lived assets and certain other identifiable intangibles under the provisions of SFAS No. 121. The Company considered continued declines in operating margin and lower than expected cash flow related to its payphones to be the primary indicators of potential impairment. The Company estimated fair value as the discounted future cash flows generated by the payphones on a location basis and recorded approximately $42.0 million and approximately $48.9 million in 2000 and 1999, respectively, of non-recurring charges to state the assets at fair value, which is included in impairment charge and non-recurring items on the accompanying consolidated statements of operations.

         These impairment charges were recorded as follows for the years ended December 31 (in thousands):

                                                         2000        1999
                                                       -------     -------
          Installed payphones                          $13,900        --
          Uninstalled payphone equipment                13,500     $ 1,100
          Location contracts                            10,200       9,800
          Goodwill                                       4,400      37,900
          Other assets                                    --           100
                                                       -------     -------
                                                       $42,000     $48,900
                                                       =======     =======

         Management exercised considerable judgment to estimate discounted future cash flows. The amount of future cash flows the Company will ultimately realize could differ materially from the amounts assumed in arriving at the impairment loss and as a result additional writedowns may be required.

         In addition, the Company recorded approximately $7.0 million and $2.3 million of other non-recurring charges, the majority of which related to a loss from a physical inventory count of its uninstalled equipment during the years ended December 31, 2000 and 1999, respectively.

RECOGNITION OF REVENUE

         The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded at the time coins are deposited into the payphones and the service is provided.

         Prior to November 1999, the Company serviced "operator service" calls through its switch. These non-coin calls were handled through an "unbundled" service arrangement, whereby the Company recognized non-coin revenue equal to the total amount charged the end user for the placement of the call. Utilizing an unbundled services arrangement, the Company performed certain functions necessary to service non-coin calls, incurring specific expenses using the long distance company's switching equipment, operator services, billing arrangements and other services on an as-needed basis to complete and bill for these calls. Non-coin calls are now handled by independent operator service providers and Sprint and AT&T. The carriers assume billing and collection responsibilities for these calls and pay "commissions" to the Company. The Company generally recognizes non-coin calls revenues in an amount equal to the commission.

         The Company also recognizes non-coin calls revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent historical payment data and the FCC mandated dial-around compensation rate in effect at the time of the call. (see
Note 19).

INCOME TAXES

         The Company has accounted for income taxes under SFAS No. 109 "Accounting for Income Taxes", an asset and liability approach to accounting and reporting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect, the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the fair value of long-lived assets. A significant assumption that impacts the carrying value of assets and liabilities is that the Company will continue as a going concern.

RECLASSIFICATION

         Certain reclassifications have been made to prior year balances to conform to the current year presentation.

4. DISCONTINUED OPERATIONS

         During the year ended December 31, 1998, the Company sold its investment in Shared Technologies Cellular, Inc. (STC) common stock, resulting in a gain of $607,000. The STC common stock was received in 1995 as part of the proceeds from the sale of the Company's Cellular Telephone Operations to STC, which was treated as discontinued operations. Accordingly, the gain from the sale of the investment is recorded in discontinued operations in the 1998 consolidated statement of operations.

5. ACQUISITIONS

         On February 3, 1998, the Company completed its acquisition of Communications Central Inc. (the "CCI Acquisition") at a price of $10.50 per share in cash, or approximately $70.2 million in the aggregate, assumed CCI's outstanding debt of $36.7 million and incurred $2.2 million in transaction costs. The CCI Acquisition has been accounted for by the purchase method, and, accordingly the results of operations are included in the Company's consolidated statements of operations from the date of acquisition. Goodwill associated with the acquisition was to be amortized over fifteen years using straight-line amortization (See Note 3).

         During 1999, the Company wrote off $37.9 million of goodwill and $7.8 million of location contracts related to prior purchases of assets, including those associated with the CCI Acquisition (See Note 3).

         During the years ended December 31, 1999 and 1998, the Company made certain acquisitions, which have been accounted for as purchase business combinations. The consolidated financial statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of each of these acquisitions were not significant. For all transactions, the purchase price was allocated to payphones and associated assets and, in some instances, non-compete agreements and goodwill.

6. RESTRUCTURING CHARGE AND MERGER - RELATED EXPENSES

         In connection with the Peoples Telephone Merger, the Company recognized non-recurring costs of $10.8 million in 1998. These costs include legal fees, investment banking fees, accounting fees and change of control payments. Also, in 1998 the Company recognized restructuring costs of $4.3 million related to the Peoples Telephone Merger and other restructurings. These costs were composed of payments incurred in connection with early lease terminations, facility closing costs, a write-down of the value of the former Peoples Telephone headquarters and employee termination benefits for 143 excess field operations and administrative personnel. The following table summarizes the restructuring charge and the amounts incurred during the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                EMPLOYEE                                        MERGER
                              FACILITY        TERMINATION     WRITE-DOWN                       CLOSING
                            CLOSING COSTS        COSTS        OF ASSETS         OTHER            COSTS             TOTAL
                            -------------     -----------     ---------         -----          --------          ---------
Non-recurring and
restructuring charge           $ 1,140          $ 1,424          $ 790          $ 971          $ 10,814          $ 15,139
Utilized in 1998                  (251)            (131)          (790)          (184)           (7,045)           (8,401)
                               -------          -------          -----          -----          --------          --------
Remaining reserve at
December 31, 1998                  889            1,293           --              787             3,769             6,738

Adjustments to certain
reserves                          (647)           1,311           --             --                (664)             --
Utilized in 1999                  (170)          (2,604)          --             (787)           (3,105)           (6,666)
                               -------          -------          -----          -----          --------          --------
Remaining reserve at
December 31, 1999                   72                0              0              0                 0                72
                               =======          =======          =====          =====          ========          ========

Utilized in 2000                   (49)                                                                               (49)

Remaining reserve at
December 31, 2000              $    23          $     0          $   0          $   0          $      0          $     23
                               =======          =======          =====          =====          ========          ========


         During the year ended December 31, 1998, the Company overestimated restructuring charges related to facilities closing costs and merger-related closing costs. The Company underestimated restructuring charges related to employee terminations. Accordingly, during 1999, the Company reversed approximately $647,000 of the restructuring reserve related to facility closing costs and $664,000 of the reserve related to merger closing costs. Also during 1999, the Company incurred an additional $1,311,000 of restructuring charges related to employee termination costs.

         Additionally, during 1999, the Company incurred and paid restructuring charges and other merger-related expenses with respect to the Peoples Telephone Merger of approximately $1,570,000 related to integration and restructuring activities. The restructuring charges and other merger-related expense were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities.

7. INVESTMENTS

         Investments in debt and equity securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During 1999, the Company wrote off its investment in Global Telecommunications Solutions, Inc. ("GTS"). Accordingly, the Company recognized a realized loss of $350,000 during 1999 and an unrealized loss on the investment of $2,772,000 during 1998 in the accompanying consolidated statements of operations.

8. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                                                  2000       1999      1998
                                                                --------    -------   -------
          Balance, at beginning of period                         10,880    $ 5,383   $ 5,121
          Charged to expense                                       1,416      5,497     1,299
          Uncollected balances written off, net of recoveries    (10,781)      --      (1,037)
                                                                --------    -------   -------
             Balance, at end of period                          $  1,515    $10,880   $ 5,383
                                                                ========    =======   =======

    During 2000, the Company evaluated the allowance for doubtful accounts and determined that certain amounts related to dial-around revenue were uncollectible, and accordingly these amounts were written-off against the allowance for doubtful accounts.

9. PROPERTY AND EQUIPMENT

    Property and equipment is summarized as follows at December 31 (in thousands):

                                                                           ESTIMATED
                                                                           USEFUL LIFE
                                                                             IN YEARS        2000         1999
                                                                           -----------    ---------    ---------
          Installed payphones and related equipment                               10      $ 143,463    $ 211,394
          Furniture, fixtures and office equipment                               5-7          9,578        9,224
          Vehicles, equipment under capital leases and other equipment          4-10          3,083        4,521
          Building and improvements                                               25          3,525        1,190
                                                                                          ---------    ---------

                                                                                            159,649      226,329
          Less - Accumulated depreciation                                                  (102,228)    (132,606)
                                                                                          ---------    ---------

                                                                                             57,421       93,723
          Uninstalled payphone equipment                                                      7,281       21,835
                                                                                          ---------    ---------
                                                                                          $  64,702    $ 115,558
                                                                                          =========    =========

10. OTHER ASSETS

    Other assets, net of accumulated amortization, consist of the following at December 31 (in thousands):

                                    2000     1999

          Non-compete agreements   $1,063   $  925
          Loan origination fees     3,699    4,957
          Other                       115      198
                                   ------   ------

                                   $4,877   $6,080
                                   ======   ======

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

                                             2000         1999
                                           -------      -------

           Accounts payable                $ 1,792      $ 4,375
           Location contracts payable          851        7,917
           Taxes payable                     2,883        2,361
           Accrued commissions              10,212        4,972
           Deferred revenue                    188        1,767
           Interest payable                 13,039          170
           Accrued telephone bills           4,513        1,111
           Accrued compensation              1,433          929
           Other                             4,621        3,882
                                           -------      -------

                                           $39,532      $27,484
                                           =======      =======

12.  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

       Following is a summary of long-term debt and obligations under capital leases as of December 31:

                                                                                 2000            1999
                                                                               ---------       ---------
SENIOR CREDIT FACILITY

TERM A note payable to banks at an adjusted LIBOR rate (11.5% at               $ 110,000       $ 115,000
December 31, 2000) (See below for principal and interest payment terms.)

TERM B note payable to the banks at an adjusted LIBOR rate (12.25% at             93,813          94,050
December 31, 2000) (See below for principal and interest payment terms.)

REVOLVING ADVANCE on bank's line of credit at the bank's adjusted LIBOR           34,543          17,500
rate (11.5% at December 31, 2000) (See below for principal and interest payment terms.)


CAPITAL LEASE obligations and other notes with various interest rates and
various maturity dates through 2004                                                1,566           1,494
                                                                               ---------       ---------
                                                                                 239,922         228,044

Less - Current maturities                                                       (239,083)        (21,535)
                                                                               ---------       ---------

                                                                               $     839       $ 206,509
                                                                               =========       =========

         In connection with the Peoples Telephone Merger on December 23, 1998, the Company entered into a senior credit facility ("Senior Credit Facility") with Bank of America, formerly NationsBank, N.A., (the "Administrative Agent") and the other lenders named therein ("Lenders"). The Senior Credit Facility provided for borrowings by the Company from time to time of up to $280 million for working capital and other corporate purposes. Upon consummation of the Peoples Telephone Merger, the Company redeemed approximately $100.0 million in Senior Notes that were scheduled to mature in 2002 and retired approximately $96.7 million in notes payable prior to maturity. In connection with this early extinguishment of debt, the Company recognized an extraordinary loss of approximately $17.9 million.

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

         On March 28, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to approximately $245.0 million (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10.0 million of revolver borrowing. The Second Amendment also placed a moratorium on acquisitions and changed the calculation of interest rates for the Senior Credit Facility.

         On June 22, 2000, the Company and the Lenders agreed to the Third Amendment to Credit Agreement and Consent and Waiver, which eliminated the financial covenant test for the fiscal quarter ended June 30, 2000. In addition to the covenant relief, the Lenders agreed to defer principal payments scheduled for June 30, 2000 to September 30, 2000, and the Company agreed to pay the scheduled September 30, 2000 payments and make interest payments scheduled for June 30, 2000 on July 10, 2000 (which interest payments were paid).

         On September 28, 2000, the Company and Lenders agreed to the Fourth Amendment to Credit Agreement and Consent and Waiver, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000. In addition, principal payments of $15.7 million were due January 12, 2001. Principal payments totaling $7.7 million would be due March 31, June 30, September 30, and December 31, 2001, and the balance of the outstanding principal would be due January 11, 2002. Interest payments continue to accrue and be payable January 11, 2001, and interest rates were lowered. Positive net cash in excess of $2 million at the end of each month would be paid to Lenders. The revolving credit loan commitment was terminated. Capital expenditures were limited to $400,000 for the period October 1, 2000, to January 12, 2001. The Lenders required bi-weekly cashflow forecasts and a revised business plan.

         On November 29, 2000, the Company and Lenders agreed to the Fifth Amendment to Credit Agreement and Consent and Waiver, which extended the Company's requirement to deliver a revised 2001 business plan to the Administrative Agent from November 15, 2000 to December 15, 2000. The business plan was to be delivered in a form that was reasonably acceptable to the Agent, in exchange for amendments to the definitions of Permitted Investments, Permitted Ordinary Course Dispositions (to include obsolete, slow-moving, idle or worn out assets) and other Permitted Dispositions.

         The Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's signing the Sixth Amendment effective as of January 12, 2001 (see below). Because of uncertainties regarding compliance with terms of the sixth amendment during 2001, all debt under the Senior Credit Facility is classified as a current liability as of December 31, 2000 in the consolidated balance sheet.

         On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"). The Sixth Amendment extended the maturity date of the principal and interest payments under the Senior Credit Facility to January 11, 2002, with required interim amortization payments of $1.1 million on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001. The remaining balance outstanding on their Senior Credit Facility will be due and payable on January 11, 2002. As of December 31, 2000, the Company had utilized all available borrowing capacity under the revolving credit facility. In addition, the Sixth Amendment added certain new covenants, including a minimum cumulative EBITDA covenant, a maximum limit on location signing bonuses, a maximum limit on capital expenditures and a budget compliance covenant. Pursuant to the Sixth Amendment, the parties agreed that PNC Bank, National Association, would become the new administrative agent for the Lenders and that the Company would pay certain earned fees of the Lenders' professional advisors.

         Indebtedness of the Company under the amended Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company.

         The Company's borrowings under the amended Senior Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Senior Credit Facility, as amended) or, at the Company's option, as Eurodollar Loans (as defined in the Senior Credit Facility, as amended). Base Rate Loans bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Senior Credit Facility, as amended).

         The Company is required to pay the Lenders under the amended Senior Credit Facility a commitment fee of 0.5%, payable in arrears on a quarterly basis, on the average unused portion of the Senior Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Administrative Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the amended Senior Credit Facility. The Administrative Agent and the Lenders will receive such other fees as have been separately agreed upon with the Administrative Agent. These fees were capitalized within other assets in the consolidated financial statements and will be amortized over the remaining life of the Senior Credit Facility.

         The amended Senior Credit Facility requires the Company to meet certain financial tests and also contains certain covenants which, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

         The amended Senior Credit Facility also contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the amended Senior Credit Facility to be in full force and effect, and a change of control of the Company.

         In connection with the provisions of its amended Senior Credit Facility and the Company's overall interest rate management objectives, the Company utilizes derivative financial instruments to reduce its exposure to market risks from significant increases in interest rates. The Company's strategy is to purchase interest rate swaps, collars and caps from large financial institutions to limit the impact of increases in interest rates on the Company's variable rate long-term debt. As of December 31, 2000, the Company had an interest rate swap agreement with an aggregate notional amount of $7.5 million with a termination date of June 2001. The interest rate swap requires the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (6.4% as of December 31, 2000). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

         As of December 31, 2000, the Company had an interest rate cap agreement with a notional amount of $15 million that terminates in September 2001. The interest rate cap agreement requires premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 6.5%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one month LIBOR rate (6.6% as of December 31,2000).

         The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

13. LEASE COMMITMENTS

         The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2004. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. The Company also maintains certain equipment under noncancellable capital leases expiring at various dates through 2004.

The annual minimum rental commitments under operating and capital leases are as follows (in thousands):

                                              OPERATING     CAPITAL      TOTAL
                                              ---------     -------      -----
         Year ended December 31:

         2001                                   $2,410      $  727      $3,137
         2002                                    1,768         544       2,312
         2003                                    1,692         207       1,899
         2004                                    1,710          88       1,798
                                                ------      ------      ------
                                                $7,580      $1,566      $9,146
                                                ======      ------      ======
         Less current capital lease
            obligations                                       (727)
                                                            ------
         Long-term capital lease obligations                   839
                                                            ======

Rent expense for operating leases from continuing operations for the years ended December 31, 2000, 1999, and 1998 was $2,603,000, $2,566,000, and $1,060,000
respectively.

14.  INCOME TAXES

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

         The components of the provision for income taxes are as follows (in thousands):

                                                          2000         1999         1998
                                                        -------      -------      -------
         Current provision (benefit):
                    Federal                             $  --        $(1,755)     $  --
                    State                                  --           --            108
         Deferred provision                                --           --           (108)
                                                        -------      -------      -------
                Total income tax expense (benefit)      $  --        $(1,755)     $  --
                                                        =======      =======      =======

A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows (in thousands):

                                                                                       2000           1999           1998
                                                                                     --------       --------       --------
     Provision for federal income tax at the statutory rate (34%)                    $(37,903)      $(26,604)      $(16,885)
     State income taxes net of federal benefit                                         (4,236)        (1,770)        (1,902)
     Change in valuation allowance                                                     43,913         16,595         17,808
     Goodwill amortization                                                               --           10,380            927
     Other, net                                                                        (1,774)          (356)            52
                                                                                     --------       --------       --------

     Income taxes from continuing operations                                             --           (1,755)          --

     Expected income tax benefit from discontinued operations and                        --             --           (6,525)
       extraordinary items

     Change in valuation allowance                                                       --             --            6,525
                                                                                     --------       --------       --------

     Total income tax benefit                                                        $   --         $ (1,755)      $   --
                                                                                     ========       ========       ========

         The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                 2000            1999
                                                              ---------       ---------
     DEFERRED TAX ASSETS:
             Net operating loss carryforward                  $ 109,711       $  69,412
             Capital loss carryforward                              687             687
             Amortization of location contracts and
               goodwill                                          15,763          14,618
             Alternative minimum tax credit carryforward            862             862
             Impairment charge                                   17,852           2,036
             Investment write-off                                 1,043           1,043
             Allowance for doubtful accounts                        570           4,094
             Accrued expenses                                        --           2,594
             Other reserves                                          --           3,011
             Accrued income                                          --           1,847
             Other                                                  888           3,259
                                                              ---------       ---------
             Total deferred tax assets                          147,376         103,463
             Valuation allowance                               (115,305)        (71,392)
                                                              ---------       ---------

             Net deferred tax assets                             32,071          32,071
                                                              ---------       ---------

     DEFERRED TAX LIABILITIES:
             Depreciation                                       (32,071)        (32,071)
                                                              ---------       ---------
             Net deferred tax liability                       $       0       $       0
                                                              =========       =========

         As of December 31, 2000, the deferred tax asset valuation allowance increased to approximately $115,305,000 from $71,392,000 as of December 31, 1999. The increase is recorded as a component of the Company's 2000 tax provision. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods that temporary differences and carryforwards are expected to be available to reduce taxable income. As such, the Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets, for which it is more likely than not that they will not be realized.

         At December 31, 2000, the Company had tax net operating loss carryforwards of approximately $291,552,000 and capital loss carryforwards of $1,827,000, which expire in various amounts in the years 2001 to 2020. Following the Peoples Telephone Merger and the CCI Acquisition in 1998, recognition of net operating loss carryforwards incurred prior to 1998, are limited to approximately $5.8 million and $3.5 million, respectively, each year under the rules of Internal Revenue Code Section 382. Approximately $134,353,000 of the net operating loss carryforwards will be limited under these rules. Additionally, the net operating loss and capital loss carryforwards will be subject to limitations if future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

15.  CAPITAL STOCK TRANSACTIONS

PREFERRED STOCK

         The Company's certificate of incorporation authorizes 1,000,000 shares of preferred stock, par value $.01 per share.

         Peoples Telephone's articles of incorporation authorized 5,000,000 share of preferred stock, of which 600,000 shares were designated as Series B Preferred Stock and 160,000 shares were designated as Series C Preferred Stock. During 1995, Peoples issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Capital II LLC, a wholly-owned subsidiary of Union Bank of Switzerland, for proceeds of $15.0 million. The Preferred Stock accumulated dividends at an annual rate of 7%. The dividends were payable in cash or may accumulate. In connection with the Peoples Telephone Merger, the Company issued 892,977 shares of common stock for the outstanding Series C Preferred Stock and cumulative dividends and cancelled the 5,000,000 authorized shares of Peoples Preferred Stock.

COMMON STOCK

         On June 30, 1998, the Company announced the closing of an investment by an affiliate of Equity Group Capital Investments ("EGCI"), a privately-held investment company controlled by Sam Zell, a shareholder. In the transaction, the EGCI affiliate invested $28,000,000 in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 299,513 shares, which are exercisable at a price of $32.00 per share and expire on June 29, 2002. Proceeds of the sale were used for working capital and payment of the merger consideration for the Peoples Telephone Merger.

         In December 1998, the shareholders of the Company approved an increase in the number of shares of authorized common stock from 10,000,000 to 50,000,000 in order to accommodate issuance of stock in connection with the Peoples Telephone Merger.

STOCK OPTIONS

         On October 4, 2000, the board of directors approved the Davel Communications, Inc. 2000 Long-Term Equity Incentive Plan (the "Plan"). The Plan was approved by the Company's stockholders at its 2000 Annual Meeting on November 2, 2000. The Plan provides for the grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to employees, officers, and directors of, and certain other individuals who perform significant services for, the Company and its subsidiaries. A total of 1,000,000 shares of common stock are available for issuance pursuant to the Plan and the maximum number of stock options granted to any individual in any fiscal year cannot exceed 100,000. No shares or options were issued under the Plan during the year ended December 31, 2000.

         The Company also has several pre-existing stock option plans under which options to acquire up to 2,234,525 shares were originally available to be granted to directors, officers and certain employees of the Company, including the stock option plans acquired in the Peoples Telephone Merger, and options to acquire 302,266 shares were available as of December 31, 2000 to be so granted. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the issuance of restricted common stock.

         For the years ended December 31, 2000 and 1999, respectively, 171,592 and 28,222 share of restricted stock were issued. The Company records compensation based on the fair market value of the Company's common stock on the day the restricted shares are granted. This compensation expense is recorded ratably over the vesting period of the restricted stock. During the year ended December 31, 2000, approximately 36,000 shares of restricted stock were rescinded and the compensation recorded upon the initial grant was reversed.

         The exercise price of options generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                                             2000              1999             1998
                                                                          ---------          --------         --------
Net loss                                         As reported              $(111,480)         $(78,746)        $(66,912)
                                                 Pro forma                $(114,378)         $(81,208)        $(71,766)
Basic and diluted loss per common share          As reported                $(10.02)           $(7.40)          $(7.59)
                                                 Pro forma                  $(10.28)           $(7.62)          $(8.13)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0% for all years; expected volatility of 264.1%, 84.7%, and 48.8%, respectively, risk-free interest rates of 6.16%, 5.0%, and 5.4%, respectively, and expected life of approximately five years.

         A summary of the status of the Company's stock option plans as of December 31 and changes during the years ended on those dates is presented below (shares in thousands):

                                                                   2000                  1999                   1998
                                                            -------------------- ---------------------- ----------------------
                                                                      WEIGHTED              WEIGHTED              WEIGHTED
                                                                      AVERAGE                AVERAGE               AVERAGE
                                                                      EXERCISE              EXERCISE              EXERCISE
                                                            SHARES     PRICE      SHARES      PRICE     SHARES      PRICE
                                                            ------     -----      ------      -----     ------      -----
  Outstanding at beginning of year                           1,365     $14.77     1,291      $20.88     1,136      $20.34
  Granted                                                     637       4.59       524        5.85       407        23.98
  Exercised                                                   --        ---         --         --       (153)       13.35
  Expired                                                    (17)      16.18       (50)       10.33      (99)       15.60
  Cancelled                                                  (580)     11.38      (400)       21.90       --         --
                                                             -----                -----

  Outstanding at end of year                                 1,405     $11.55     1,365      $14.77     1,291      $20.88
                                                             -----                -----                 -----

  Options exercisable at end of year                          996                 1,051      $13.68     1,065      $20.03
                                                              ===                 =====                 =====

  Weighted-average fair value of options granted during
    the year                                                           $4.43                  $5.79                $11.92

The following information applies to options outstanding at December 31, 2000:
(shares in thousands)

                     OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
                     -------------------                                             -------------------
                            NUMBER           WEIGHTED AVERAGE          WEIGHTED           NUMBER
       RANGE OF         OUTSTANDING AT     REMAINING CONTRACTUAL       AVERAGE         EXERCISABLE AT       WEIGHTED AVERAGE
    EXERCISE PRICE    DECEMBER 31, 2000         LIFE (YEARS)        EXERCISE PRICE   DECEMBER 31, 2000       EXERCISE PRICE
    --------------    -----------------         ------------        --------------   -----------------       --------------
      $0.07 to $4.94             350                8.2                      $ 3.99              67               $ 0.52
      $5.38 to $6.50             425                4.3                      $ 5.89             299               $ 5.78
     $9.25 to $13.83              76                6.1                     $ 11.92              76               $11.92
    $14.13 to $19.13             317                1.9                     $ 16.12             317              $ 16.12
    $21.53 to $30.85             237                5.3                     $ 26.65             237              $ 26.65
                               -----                                                            ---
                               1,405                                        $ 11.55             996              $ 14.15
                               -----                                                            ---

         At December 31, 2000, approximately 1,302,000 shares of Common Stock were reserved pursuant to its stock option plans.

16. EARNINGS PER SHARE

         The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. The following table summarizes the net loss from continuing operations per share and the weighted average number of shares outstanding used in the computations in accordance with SFAS No. 128 "Earnings Per Share". In accordance with SFAS No. 128, the following table reconciles net income and weighted average shares outstanding to the amounts used to calculate the basic and diluted loss per share (in thousands, except share and per share data):

                                                                               2000               1999               1998
                                                                           ------------       ------------       -----------
           Loss from continuing operations before extraordinary items      $   (111,480)      $    (78,746)      $   (49,663)

     DEDUCT:

           Cumulative preferred stock dividend requirement                         --                   95             1,464
           Preferred stock issuance cost accretion                                 --                 --                 158
                                                                           ------------       ------------       -----------
           Loss from continuing operations applicable to
              common shareholders                                          $   (111,480)      $    (78,841)      $   (51,285)
                                                                           ============       ============       ===========
           Weighted average common shares outstanding                        11,125,582         10,659,594         9,029,285
                                                                           ============       ============       ===========
           Basic and diluted loss from continuing operations
              per share                                                    $     (10.02)      $      (7.40)      $     (5.68)
                                                                           ============       ============       ===========

         Diluted loss per share is equal to basic loss per share since the exercise of 1,405,000 outstanding options and 299,513 warrants outstanding would be anti-dilutive for all periods presented.

17. 401(k) PROFIT SHARING PLAN

         The Company maintains a 401(k) plan which is available to all employees of the Company, including its executive officers. The Company provides a matching contribution to the plan up to a maximum of 1.5% of the salary of the contributing employee. The Company's contribution to an employee's account vests over a period of five years. In 1999, the Davel Communications Group, Inc. Profit Sharing Plan was merged with the plans of Peoples Telephone and Communications Central Inc., subsidiaries of the Company. The subsidiaries contributed approximately $186,000, $456,000 and $397,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

18. STATEMENT OF CASH FLOWS

Cash paid for interest and income taxes and non-cash activities during the years ended December 31 was as follows (in thousands):

                                                                  2000         1999         1998
                                                                -------      -------      -------
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for :
          Interest                                              $12,137      $22,619      $26,445
                                                                =======      =======      =======
          Income taxes                                             --          1,755      $   143
                                                                -------      -------      -------

     NON-CASH ACTIVITIES:

     Fixed assets acquired under capital lease obligations          826         --        $ 1,934
                                                                -------      -------      -------

     Common stock issued for retirement of preferred stock         --           --        $17,906
                                                                -------      -------      -------

     Series C preferred stock dividends accrued                    --           --        $ 1,464
                                                                -------      -------      -------

     Preferred stock issuance accretion                            --           --        $   158
                                                                -------      -------      -------

19. PROVISION FOR DIAL-AROUND COMPENSATION

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

         On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

         On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has promised to complete a third-year review of the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the payphone providers, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

         The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period from November 7, 1996, through June 30, 1997, from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31,1997, related to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. The Company recorded dial-around compensation revenue, net of adjustments of approximately $22.9 million, $35.9 million, and $27.2 million for 2000, 1999, and 1998, respectively.

         The Company's counsel, Dickstein, Shapiro, Morin & Oshensky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period from November 7, 1996, through October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period from November 7, 1996, through October 6, 1997, is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could result in a material adverse impact on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

20.  RELATED-PARTY NOTES AND TRANSACTIONS

TRANSACTIONS WITH MAJOR SHAREHOLDER AND DIRECTOR

         The Company engaged in the following transactions with the Company's largest shareholder (a Director) and former Chairman of the Board during the years ended December 31 (in thousands):

                                                                      2000      1999      1998
                                                                      ----      ----      ---
     Payments made for rent of commercial real estate                 $129      $119      $68
                                                                      ====      ====      ===
         Payments made for consulting services                        $116         0        0
                                                                      ====      ====      ===
         Payments received for providing administrative services      $ 84      $ 46      $85
                                                                      ====      ====      ===

         The Company received management advisory services from Equity Group Corporate Investments, Inc. ("EGCI"), an affiliate of the Company. In exchange for these services, during 1998 the Company issued to affiliates of EGCI 44,659 shares of common stock with a fair value of $751,000 at the date of grant. In 1999, the Company agreed to pay a fee, payable in the Company's common stock, equal to 0.35% of the enterprise value of the merger with PTC and any other merger, payable upon consummation of such merger. Effective August 31, 2000, the Company and EGI entered into an Amended and Restated Advisory Agreement, pursuant to which EGI became a non-exclusive financial advisor to the Company. At the same time, the Company entered into a Settlement Agreement with EGI pursuant to which the Company agreed to pay EGI $375,000 in accrued advisory fees that had been earned under a predecessor advisory agreement. The parties agreed that Davel would pay such fees by December 31, 2000 or such later date on which cash is available to pay such amount. As of December 31, 2000, the Company had an accrued liability to EGCI of $375,000 for advisory services rendered to date.

         Also during 1999, the Company sold to Mr. David Hill, a director, a building located in Miami, Florida for $2.3 million. The Company believes that the terms of the sale approximate fair value for the property.

21.  COMMITMENTS AND CONTINGENCIES

LITIGATION

         In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company's affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World's trade secrets. The trial court previously entered partial summary judgment in favor of the Company as to the plaintiff's trade secrets claim, leaving the tortious interference claim for trial.

         Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believes that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the settlement, the Company agreed to pay Cellular World a total of $1.5 million on extended payment terms: $500,000 by March 8, 2000; $250,000 by January 5, 2001; and the remaining $750,000 in 15 equal monthly installments of $50,000 each, beginning in January 2001. As a result of not making certain of the payments under the original terms of the settlement, the parties have initiated discussions for the purpose of negotiating a revised settlement amount and payment schedule. The Company cannot predict at this time whether a modified settlement agreement will be forthcoming.

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company believes that it has meritorious claims against PhoneTel and intends to defend vigorously against the counterclaim against Davel and the third party claim against Peoples Telephone initiated by PhoneTel. The Company, at this time, cannot predict the outcome of this litigation, but the parties have both indicated a willingness to discuss settlement of the case.

          In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. Discovery has commenced in the matter; however, the matter remains in its early stages, and the Company intends to vigorously defend itself in the case. The Company cannot at this time predict its likelihood of success on the merits.

         In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and no discovery has commenced. The Company intends to vigorously defend itself in the case. The Company cannot at this time predict its likelihood of success on the merits.

         On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims consist of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company filed a motion with the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants have filed a motion with the Court to dismiss the Amended Complaint, and oral argument is scheduled to be heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. Although the Company believes it possesses meritorious claims in the case and intends to vigorously prosecute the suit, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

          In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company has sought relief from the Bankruptcy Court to assert claims against Picus and has answered Picus's complaint in the District Court, denying its material allegations. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims in the District Court and the Bankruptcy Court. The Company cannot at this time predict its likelihood of success on the merits.

         The Company is involved in other litigation arising in the usual course of business which it believes will not materially affect its financial position, results of operations, or liquidity.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements as of December 31, 2000 with certain Company executives. The remaining minimum commitment under the terms of these agreements as of December 31, 2000 is approximately $865,000, all of which is payable by 2002. These employment agreements expire, subject to possible renewal, on various dates through February 2002.

22.  SUBSEQUENT EVENTS:

         On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"). The Sixth Amendment extended the maturity date of the principal and interest payments under the Senior Credit Facility to January 11, 2002, with required interim amortization payments of $1.1 million on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001. In addition, the Sixth Amendment added certain new covenants, including a minimum cumulative EBITDA covenant, a maximum limit on location signing bonuses, a maximum limit on capital expenditures and a budget compliance covenant. Pursuant to the Sixth Amendment, the parties agreed that PNC Bank, National Association, would become the new administrative agent for the Lenders and that the Company would pay certain earned fees of the Lenders' professional advisors. (See Note 12 for additional information regarding the Senior Credit Facility.)

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         Certain unaudited quarterly financial information for the year ended December 31, 2000 and 1999, is as follows (in thousands):

                                    MARCH          JUNE        SEPTEMBER       DECEMBER       FULL YEAR
                                  --------       --------      ---------       --------       ---------
            2000
            ----
     Total revenues               $ 36,401       $ 35,452       $ 32,079       $ 22,339       $ 126,271
     Operating loss                 (2,741)        (5,365)       (10,303)       (65,933)        (84,342)
     Net loss                       (9,344)       (11,720)       (16,867)       (73,549)       (111,480)
     Net loss per share:
     Basic and diluted            $  (0.84)      $  (1.05)      $  (1.51)      $  (6.62)      $  (10.02)

            1999
            ----
     Total revenues               $ 44,445       $ 46,805       $ 45,183       $ 39,413       $ 175,846
     Operating (loss) income        (5,110)           428        (48,289)        (4,118)        (57,089)
     Net loss                      (10,400)        (5,488)       (54,467)        (8,391)        (78,746)
     Net loss per share:
     Basic and diluted            $  (0.99)      $  (0.53)      $  (5.11)      $  (0.77)      $   (7.40)

         The decrease in revenues in the fourth quarter of 2000 and 1999 is due to seasonality, and the 2000 decrease is also due to a $4.4 million adjustment to decrease dial-around revenue based on management's revised estimate of the number of dial-around calls per phone per month.

During the fourth quarter of 2000, the Company recorded a loss on disposal of fixed assets of $5.2 million, related to a loss from a physical inventory count of its uninstalled equipment. The Company cannot determine what the effect of the loss on previous quarters may have been, if any. In addition, the Company recorded an impairment charge and non-recurring items of $43.8 million in the fourth quarter 2000. (See Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         The Company has six directors. Each member of the Board of Directors will serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified.

         The following table sets forth certain information for each director.

                                        DIRECTOR
                                     CONTINUOUSLY
NAME                                     SINCE                   AGE
- ----                                     -----                   ---
Raymond A. Gross                     November 2000                50
David R. Hill                        April 1979                   68
Robert D. Hill                       August 1993                  48
Donald J. Liebentritt                November 2000                50
William C. Pate                      November 2000                36
Theodore C. Rammelkamp, Jr.          November 2000                55

- --------------------------------------------------------------------------------

         Raymond A. Gross, Chairman of the Board of Directors, joined the Company as its Chief Executive Officer on February 28, 2000. Mr. Gross was formerly Chief Operating Officer of BHI Holdings, now Carlisle Holdings LTD, and President of Carlisle's U.S. subsidiary, One Source. Prior to 1998, Mr. Gross was Senior Vice President of ADT Security Services, responsible for directing the residential business unit, corporate marketing and negotiation of strategic business alliances. From 1993 to 1996, Mr. Gross was President and Chief Executive Officer of Alert Centre, Inc., a publicly traded alarm company. Prior to 1993, Mr. Gross held various executive positions in the telecommunications and computer services industries.

         David R. Hill founded the Company's predecessor, Davel Communications Group, Inc., and its subsidiaries. He served as the Chief Executive Officer of the Company from October 1993 through December 1994 and as Chairman of the Board until July 1999. Mr. Hill is a self-appointed Board designee pursuant to the Investment Agreement, dated April 19, 1999, among the Company, EGI-DM Investments, L.L.C., and Mr. Hill (the "Investment Agreement") which amends and restates a prior agreement among Davel Communications Group, Inc., David Hill and Samstock, L.L.C. Mr. Hill is the father of Robert D. Hill.

         Robert D. Hill joined the Company in 1981 as the general manager of its largest telephone remanufacturing facility. Between January 1990 and December 1994, he served as the Company's President. From January 1995 until November 1999, he served as the Company's President and Chief Executive Officer. Mr. Hill is a Board designee of

David Hill pursuant to the Investment Agreement.

         Donald J. Liebentritt has been President of Equity Group Investments, L.L.C., ("EGI") since January 2000, and was Vice President and General Counsel of EGI from September 1996 to December 1999. Mr. Liebentritt was a former Principal and Chairman of Rosenberg & Liebentritt, P.C., a "captive" Chicago law firm that provided legal services to EGI and its portfolio companies before its dissolution in 1999. Mr. Liebentritt is an officer and director of numerous private entities associated with EGI. Mr. Liebentritt is a Board designee of Samuel Zell pursuant to the Investment Agreement.

         William C. Pate has been employed by EGI or its predecessor since February 1994. Mr. Pate serves on the Board of Directors of Danielson Holding Corporation, an insurance company. Prior to February 1994, Mr. Pate was an associate at Credit Suisse First Boston. Mr. Pate is a Board designee of Samuel Zell pursuant to the Investment Agreement.

         Theodore C. Rammelkamp, Jr. has practiced law in Jacksonville, Illinois since September 1, 2000 in a general business and commercial practice known as the Law Offices of Teddy Rammelkamp. He served as Senior Vice President and General Counsel for the Company from 1994 through June 1999. Prior to joining Davel he was a general partner in a prominent west central Illinois law firm. Mr. Rammelkamp has also served as a director of the Company, Elliott State Bank and the American Public Communications Council.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's executive officers and their positions with the Company:

NAME                        AGE       POSITION
- ----                        ---       --------
Raymond A. Gross            50        Chief Executive Officer
Bruce W. Renard             47        Senior Vice President of Regulatory,
                                      External Affairs, Human Resources and
                                      General Counsel and Corporate Secretary
Lawrence T. Ellman          48        Senior Vice President of Sales and
                                      Account Management
Marc S. Bendesky            57        Chief Financial Officer and Treasurer
Paul M. Lucking             54        Chief Operating Officer

         Please see the biography of Mr. Gross under "Directors" above.

         Bruce W. Renard joined the Company as Senior Vice President of Regulatory and External Affairs and Associate General Counsel in December 1998, subsequent to the Peoples Telephone Merger. He has served as General Counsel of the Company since July 1999. At Peoples Telephone, Mr. Renard served in the positions of General Counsel and Executive Vice President of Regulatory Affairs from February 1996 to December 1998 and General Counsel and Vice President of Regulatory Affairs from January 1992 to February 1996. Prior to private law practice Mr. Renard was the Associate General Counsel for the Florida Public Service Commission, overseeing key telecommunications policy initiatives for the State. Mr. Renard also serves as a director and Chairman of the Legal Committee for the American Public Communications Council, the national public communication trade organization, and as a director of several state public communication trade organizations.

         Lawrence T. Ellman has been Senior Vice President of National Accounts since December 1998 when he joined the Company following the Peoples Telephone Merger. Mr. Ellman was at Peoples Telephone from 1994 to 1998 and held several sales related positions, including Executive Vice President/President National Accounts. Prior to joining Peoples Telephone, Mr. Ellman was President of Atlantic Telco, Inc., an independent pay telephone provider operating in the northeastern United States. Mr. Ellman has served as Treasurer and a member of the board of directors for the American Public Communications Council as well as President and Chairman of the Board for the Mid-Atlantic Payphone Association.

         Marc S. Bendesky joined the Company in October 2000 as Chief Financial Officer and Treasurer. Mr. Bendesky is also a Partner of Tatum CFO Partners, L.L.P., a national partnership of career CFOs providing CFO services to companies. His business career spans over 30 years and includes a diversified financial background with extensive experience and expertise in capital markets, finance, accounting, taxation, and operations. Mr. Bendesky's most recent work experience includes 2 years as a Tatum partner, during which time he served 4 clients prior to joining the Company. He served 4 years with Tunstall Consulting, Inc., a corporate financial consulting firm specializing in the capital markets. Prior to Tunstall, he served for 16 years as Vice President at General Media International, Inc., a diversified domestic and international consumer publishing company, and 11 years with 2 international CPA firms, PricewaterhouseCoopers and Laventhol & Horwath.

         Paul Lucking assumed the Chief Operating Officer position in September 2000. For five months prior to that he provided information technology and business strategy consulting services to the Company. Mr. Lucking also provides management services to three enterprises that he owns. One of these, Interface Solutions, Inc., of which Mr. Lucking is owner and President, has provided information technology focused management consulting services to 15 Fortune 500 companies and numerous smaller enterprises. His business experience includes executive positions over approximately 30 years with Federal Express as Managing Director Customer Support, CitiBank (now CitiGroup) as Vice President Strategic Planning, Managed Prescription Services (acquired by Humana, Inc.) as Chief Operating Officer, InsuRx - America's Pharmacy (acquired by Merck-Medco) as Chief Operating Officer, and most recently ADT Security Services, Inc. (merged with Tyco International) as Vice President Customer Service and Chief Technology Officer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this
Item 10 any failure to file by these dates during 2000. To its knowledge, all reporting persons of the Company satisfied these filing requirements in 2000.

         In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

ITEM 11. EXECUTIVE COMPENSATION:

         The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                               --------------------------------------------------     ------------------------------------------
                                                                                      RESTRICTED
                                                                                        STOCK
                                                                                       AWARDS;      SECURITIES
          NAME AND                                                   OTHER ANNUAL       LTIP         UNDERLYING       ALL OTHER
     PRINCIPAL POSITION        YEAR       SALARY        BONUS        COMPENSATION      PAYOUTS     OPTIONS/SARS     COMPENSATION
     ------------------        ----       ------        -----        ------------      -------     ------------     ------------
 RAYMOND A. GROSS               2000    $ 215,017     $ 181,000           --              --          275,000       $  20,483(3)
   Chief Executive Officer

 PAUL M. LUCKING                2000    $206,776(4)   $  86,196(4)        --              --             --              --
   Chief Operating Officer

 MARC S. BENDESKY               2000    $ 44,615(2)   $  15,000           --              --             --              --
   Chief Financial Officer

 BRUCE W. RENARD                2000   $ 179,800      $  66,667           --              --             --         $ 132,136(3)
  Senior Vice President of      1999     158,000           --             --              --           47,750       $ 192,500(1)(5)
   Regulatory and External      1998     346,000                          --              --             --              --
   Affairs, Secretary and
   General Counsel

 LAWRENCE T. ELLMAN             2000   $ 175,127      $  25,000           --              --             --              --
  Senior Vice President         1999     158,000           --             --              --           47,750       $ 223,600(1)(5)
  of National Accounts          1998     284,000           --             --              --             --              --

(1) All other compensation represents severance payments from Peoples Telephone in 1999.

(2) Mr. Bendesky was appointed Chief Financial Officer in October 2000, at an annual salary of $200,000.

(3)  All other compensation represents reimbursed relocation expenses in 2000.

(4)  Mr. Lucking became Chief Operating Officer on September 29, 2000.

(5) In 1999, options were granted to both Mr. Renard and Mr. Ellman for: (i) signing bonus of 30,000 options; (ii) a June bonus of 12,750 options; and
     (iii) a year end bonus of 5,000 options.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                                     -----------------
                             NUMBER OF
                             SECURITIES       PERCENT OF TOTAL      EXERCISE                     POTENTIAL REALIZABLE
                             UNDERLYING       OPTIONS GRANTED    OR BASE PRICE    EXPIRATION            VALUE(1)
NAME                       OPTIONS GRANTS       TO EMPLOYEES       ($/SHARE)         DATE         0%        5%         10%
- ----                       --------------       ------------       ---------         ----         --        --         ---
Raymond A. Gross              275,000(2)             19%             $4.81          2/28/10   $1,323,438/$2,155,740/$3,432,656

Bruce W. Renard                 5,000(3)              0%             $5.38          1/25/05      $26,875/$34,300/$43,282

Lawrence T. Ellman              5,000(3)              0%             $5.38          1/25/05      $26,875/$34,300/$43,282

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

(2) Granted on February 28, 2000. 55,000 options exercisable on February 28, 2001; 55,000 options exercisable on February 28, 2002; 55,000 options exercisable on February 28, 2003; 55,000 options exercisable on February 28, 2004; and 55,000 options exercisable on February 28, 2005.

(3) Granted on January 25, 2000. 1,666 exercisable on date of Grant; 1,666 exercisable on January 23, 2001; and 1,668 exercisable on January 23, 2002.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                             VALUE OF
                                                                                                           UNEXERCISED
                                                                                                           IN-THE-MONEY
                                                                         NUMBER OF SHARES UNDERLYING        OPTIONS AT
                                    NUMBER OF SHARES                       UNEXERCISED OPTIONS AT       DECEMBER 31, 2000
                                       ACQUIRED ON         VALUE              DECEMBER 31, 2000            EXERCISABLE/
  NAME                                 EXERCISE(1)      REALIZED(1)       EXERCISABLE/UNEXERCISABLE      UNEXERCISABLE(2)
  ----                                 -----------      -----------       -------------------------      ----------------
  Raymond A. Gross                         --                --                   0 / 275,000                $0 / $0
  Lawrence T. Ellman                       --                --                53,231 / 3,334                $0 / $0
  Bruce W. Renard                          --                --                69,681 / 3,334                $0 / $0

(1)  There were no option exercises in the last fiscal year.

(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 2000, at which date the closing price of the Common Stock as quoted on the Nasdaq over-the-counter bulletin board was $0.02 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

COMPENSATION OF DIRECTORS

         Through December 31, 1995, the Company did not pay cash compensation for service as directors. In 1996, the Company began paying cash compensation to directors who are not employees of the Company in the amount of $2,500 per meeting of the Board of Directors or of any committee thereof. In April 1998, the Board approved a resolution to eliminate the per-meeting payment and to begin paying (effective as of the date of the 1998 Annual Meeting) an annual cash retainer to directors who are not employees in the amount of $20,000. In July 1999, the Board approved a resolution to eliminate the cash retainer and to begin granting, on the date of each annual meeting (effective as of the 1999 Annual Meeting), to each non-employee director 18,000 options to purchase Common Stock of the Company at a strike price equal to the market price of the Common Stock as of the close of business immediately preceding the date of grant. At its November 2, 2000 regular meeting, the Board approved a resolution that the directors of the Company who are not employees receive, as their sole and exclusive compensation for their service to the Company, the following: (i) options exercisable for 12,000 shares of Common Stock of the Corporation pursuant to the Davel Communications, Inc. 2000 Long-Term Equity Incentive Plan, to be granted at the beginning of each year of service on the date of the Annual Meeting of Stockholders, and (ii) a cash payment equal to $1,000 for each meeting of the Board of Directors or any committee thereof, plus reimbursement of any reasonable travel expenses; and (iii) medical/health insurance for those requesting same; and, that any previously existing director compensation policy was thereby terminated and abandoned.

INCENTIVE COMPENSATION

       The Company has implemented a bonus plan that allows each executive officer to receive an annual cash incentive. Under the plan, Messrs. Ellman and Renard had potential maximum bonuses in 2000 of 60% of base pay and target bonuses of 30% of base pay. The bonuses are comprised of three parts: company objectives, departmental objectives and personal objectives. The company objectives are based upon growth in earnings per share and EBITDA, and the departmental and personal goals are determined with respect to objectives established for each executive officer by January 30 of the applicable year.

       The Company also maintains a Long-Term Equity Incentive Plan pursuant to which the executive officers are granted options to purchase common stock at the latest closing price that is available prior to the date the options are awarded. Under the employment agreements, each Executive is awarded a minimum of 5,000 stock options each year of his employment and may be awarded a greater number at the discretion of the Compensation Committee. Under the Long-Term Equity Incentive Plan, other employees may be granted restricted stock or options to purchase shares of Common Stock. The Compensation Committee of the Board currently administers the Stock Option Plan. The Compensation Committee determines which individuals will be granted options, the number of shares to be subject to options and other terms and conditions applicable to the grants.

401(k) PLAN

       The Company maintains a 401(k) Plan which is available to all employees of the Company, including its executive officers. The Company provides a matching contribution to the Plan up to a maximum of 1.5% of the salary of the contributing employee. The Company's contribution to an employee's account vests over a period of five years. In 1999, the 401(k) plan of the Company was merged with the plans of Peoples Telephone and Communications Central Inc., subsidiaries of the Company.

EMPLOYMENT AGREEMENTS

       The Company and Raymond A. Gross entered into an Employment Agreement dated as of February 28, 2000. Pursuant to the Agreement, Mr. Gross is to serve as the Chief Executive Officer of the Company for a term of two years, subject to automatic renewal each year unless notice of non-renewal is given by one of the parties at least 90 days prior to any such renewal date. The Company also agreed to propose the addition of Mr. Gross to its board of directors subject to nomination by the Board and stockholder approval.

      During the employment period, the base salary under the Agreement is set at $325,000 per year, subject to annual review by the Board, and Mr. Gross is entitled to participate in the Company's benefit programs generally available to executive officers. In addition, the Board may award an incentive cash bonus up to 100% of Mr. Gross' base salary based upon achievement of mutually agreed goals and the Company's profitability; provided that the bonus shall equal 25% of base salary for the first two fiscal quarters during the term of the Agreement. Subject to necessary stockholder approval, the Company agreed to grant Mr. Gross a total of 650,000 non-qualified stock options at a purchase price to be set as the price of the Company's common stock on the day before the announcement of his hiring, with 275,000 of the options granted as of the execution of the Agreement. All options to be granted under the Agreement are subject to a ten-year vesting schedule, with earlier vesting of a portion of such options upon a change of control of the Company or upon achievement of certain common stock trading prices. The Agreement also contains certain confidentiality, non-competition and non-solicitation provisions.

       If the Company terminates Mr. Gross other than for "cause" or "disability" or if Mr. Gross terminates his employment for "good reason", the Company shall pay severance in an amount equal to the base salary for one full calendar year plus the targeted bonus for such year. Under the Agreement, severance shall be payable over a period of one year and during such time the Company shall provide medical insurance for Mr. Gross and his family. The Company will also make available one year of medical insurance coverage in the event Mr. Gross' employment is terminated by death or disability. Upon any termination, vested options will expire on the earlier of the expiration date of such options or one year from the date of termination (90 days if such termination was for "cause").

         Following the Peoples Telephone Merger, the Company also entered into employment agreements with Lawrence T. Ellman and Bruce W. Renard. (Messrs. Ellman and Renard for purposes hereof shall hereafter be collectively referred to as "Executives").

       The employment agreements provide for an initial employment period through December 31, 2000, with automatic one-year renewals unless either party notifies the other of intention to terminate at least 60 days prior to the end of any term. The employment agreements provide for an annual base salary of at least $170,000 for Mr. Ellman and $170,000 for Mr. Renard. The employment agreements provide for employment of such persons in their current respective positions, subject to change or reassignment of duties by the Company. The employment agreements provide for certain fringe benefits and incentive compensation as outlined below.

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

       In September 1996, the Company entered into an employment agreement with Mr. David Hill, the former Chairman of the Board and Chairman of the Executive Committee of the Board, for six years at an annual base salary of $400,000. Under the agreement, Mr. David Hill was eligible to receive a cash bonus as well as a grant of options based upon the percentage by which the annual before tax profit exceeds the annual before tax profit for 1996. Mr. David Hill agreed not to compete with the Company during his employment and for a period of one year afterwards. The agreement also provides that, upon a change of control (as defined therein), (1) all stock options previously awarded to Mr. David Hill will vest and become immediately exercisable and (2) in the event of a termination of Mr. David Hill, he will receive severance pay from the Company as specified in his employment agreement. Effective July 6, 1999, Mr. Hill resigned as Chairman of the Board, agreed to terminate the employment agreement and entered into a consulting agreement with the Company for the 2000 and 2001 years. Under the consulting agreement, Mr. Hill will receive monthly payments aggregating $100,000 annually. Under certain circumstances the payments may be deferred or paid in the Company's common stock.

       On October 4, 2000, the Company entered into an employment agreement with Marc S. Bendesky. Pursuant to the Agreement, Mr. Bendesky is to serve as the Chief Financial Officer of the Company until December 31, 2001. During the employment period, the base salary under the Agreement is set at $200,000 per year plus a 20% retainer to Tatum CFO Partners. In addition, the Board may award an incentive cash bonus up to $50,000, to be paid directly to Tatum CFO Partners, based upon achievement of mutually agreed goals. If the Company terminates Mr. Bendesky other than for "cause" or "disability," the Company shall pay severance in an amount equal to two months' base salary.

COMPENSATION COMMITTEE REPORT

          The Compensation Committee of the Board of Directors is responsible for determining the compensation of all executive officers of the Company.

COMPENSATION PHILOSOPHY

         The Committee's objectives in its compensation decisions are to establish incentives for the Company's executive officers to achieve optimal short-term and long-term operating performance for the Company and to link executive and stakeholder interests. The Company determines the elements of each executive officer's compensation package by evaluating the responsibilities of his position, his performance and that of the Company, as well as his contribution to the Company's overall performance. Compensation for the Chief Executive Officer of the Company is determined by the other two members of the Committee through a process based on considerations similar to those for executive officers generally.

2000 COMPENSATION

         The 2000 compensation of executive officers was generally established in their employment agreements with the Company. The Committee has reviewed the terms of the employment agreements and found them to be generally consistent with the Committee's policies regarding executive compensation. The one executive officer who did not have an employment agreement with the Company in 2000, Paul M. Lucking, was compensated pursuant to a consulting services arrangement on customary and acceptable terms.

         There were four potential elements of compensation of the executive officers for 2000: base salary, an annual cash bonus, stock options granted under the Stock Option Plan and annual stock grants.

         Each executive officer's 2000 base salary was established at the beginning of the term of his employment or consulting agreement. Base salaries of all officers were intended to be relatively moderate and are believed to be at or below the median of the base salaries paid in 2000 by public telecommunications companies of a size comparable to the Company. The employment agreements did not provide for automatic increases in the base salary of any of the executive officers.

         Each executive officer was entitled to a bonus determined by reference to his employment agreement based on his efforts to help the Company reach its goals and objectives.

         In an effort to provide a long-term incentive for future performance that aligns the executive officers' interests with the interests of stockholders, executive officers are eligible for participation in the Company's Stock Option Plan and, effective as of the date of adoption by stockholders on November 2, 2000, the Company's 2000 Long-Term Equity Incentive Plan. Stock options are intended to provide an incentive for the creation of stockholder value over the term of several years since the full benefit of options will be realized only if the price of common stock appreciates over that term. In 2000, no stock options were granted to the executive officers of the Company with respect to the Company's performance in 1999. However Raymond A. Gross received 275,000 options upon his commencement of employment with the Company in February 2000. The Company also may award stock grants under the Stock Option Plan or 2000 Long-Term Equity Incentive Plan. Stock awarded under either plan would contain certain restrictions on transfer. Awarding stock with restriction on its transfer provides further long-term incentives that align the interests of the executive officers with the interests of stockholders. All stock grants awarded to executive officers in 2000 were rescinded.

DEDUCTIBILITY OF COMPENSATION

          Section 162(m) of the Internal Revenue Code of 1986, as amended, generally establishes, with certain exceptions, a $1 million deduction limit on executive compensation for public companies. The Committee believes that it is in the best interests of the Company's stockholders to structure its compensation plans to achieve maximum deductibility under Section 162(m) to the extent consistent with the Company's need to attract and retain qualified executives.

          This Report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report or any portion hereof into any of the Company's filings with the Securities and Exchange Commission, and such information shall not be deemed filed with the Securities and Exchange Commission, except as specifically otherwise provided in such other filings or to the extent required by Item 402 of Regulation S-K.

                                             Robert D. Hill, Chairman
                                             Raymond A. Gross
                                             William C. Pate

                                PERFORMANCE GRAPH

         The comparative stock performance graph below compares the cumulative stockholder return on the common stock of the Company for the period from October 20, 1993, the date the common stock began trading on the Nasdaq Stock Market, through December 31, 2000 with the cumulative total return on (i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Composite Index") and (ii) a peer group of companies that compete with the Company in the operation of independently owned pay telephones (the "Peer Group"), in each case assuming the reinvestment of dividends. None of the companies in the Peer Group offers a range of products and services fully comparable to those of the Company, although each competes with the Company with respect to certain of the Company's significant business segments. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The members of the Peer Group are Peoples Telephone, PhoneTel Technologies, Inc. and Choicetel Communications, Inc. Due to the Company's acquisition of Peoples Telephone in the Peoples Telephone Merger, Peoples has not been separately reflected in the Peer Group since 1998.

                                [GRAPH OMITTED]

         -----------------------------------------------------------------------------------------------------
         TOTAL RETURN ANALYSIS
                                  12/29/95    12/27/96    12/26/97     12/25/98      12/31/99      12/29/00
         -----------------------------------------------------------------------------------------------------
         DAVEL COMMUNICATIONS      $ 100.00    $ 129.64    $ 185.20     $ 145.38    $    35.24     $   0.16
         -----------------------------------------------------------------------------------------------------
         PEER GROUP                $ 100.00    $ 130.91    $ 187.86     $ 146.14    $ 2,445.82     $ 780.96
         -----------------------------------------------------------------------------------------------------
         NASDAQ COMPOSITE          $ 100.00    $ 122.74    $ 143.65     $ 205.59    $   387.94     $ 235.52
         -----------------------------------------------------------------------------------------------------
         Source:  Carl Thompson Associates www.ctaonline.com (800) 959-9677.  Data from BRIDGE Information
         Systems, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS AND BENEFICIAL OWNERS

         The following table sets forth information regarding shares of the Company's common stock, par value $0.01 per share, beneficially owned, as of March 20, 2001, by the Company's directors, named executive officers and 10% stockholders.

                                                                                  NUMBER OF SHARES
           NAME AND ADDRESS(1)                                                   BENEFICIALLY OWNED    PERCENTAGE OF CLASS
           -------------------                                                   ------------------    -------------------
     Raymond A. Gross (2) (3) (14)                                                           55,000                      *
     David R. Hill (3) (4) (14)                                                           2,165,945                  17.6%
     Robert D. Hill (3) (5) (14)                                                            197,086                   1.6%
     Lawrence T. Ellman (2) (6) (14)                                                         54,897                      *
     Bruce W. Renard (2) (7) (14)                                                            71,347                      *
     Marc S. Bendesky (2) (14)                                                                    0                      *
     Paul M. Lucking (2) (14)                                                                     0                      *
     Donald J. Liebentritt (3) (8) (14)                                                      12,231                      *
     William C. Pate (3) (8) (14)                                                            12,000                      *
     T. C. Rammelkamp, Jr.  (3) (10) (14)                                                    38,568                      *
     EGI-DM Investments, L.L.C. (11)                                                      1,773,800                  14.4%
     UBS Capital II LLC (12)                                                                918,977                   7.5%
     All current directors and executive officers as a group (10 persons)                 2,607,074                  21.2%
     (13)

 * Less than 1%
(1) For purposes of calculating the beneficial ownership of each stockholder, it was assumed (in accordance with the Securities and Exchange Commission's definition of "beneficial ownership") that such stockholder had exercised all options, conversion rights or warrants by which such stockholder had the right, within 60 days, to acquire shares of such class of stock.
(2)  Such person is an employee of the Company.
(3)  Such person is a director of the Company.
(4) Includes 314,412 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(5) Includes 121,250 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(6) Includes 54,897 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(7) Includes 71,347 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(8) Includes 12,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan and warrants to purchase 231 shares with an exercise price of $32.00 per share from the Company.
(9) Includes 12,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(10) Includes 37,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.
(11) Includes 1,773,800 shares beneficially owned (including warrants to acquire 299,513 shares with an exercise price of $32.00 per share from the Company and certain individual shareholders). The managing member of EGI-DM, with the sole power to direct the vote and disposition of securities held by EGI-DM, is Samstock/SIT, L.L.C. ("Samstock/SIT"). The sole member of Samstock/SIT is a trust formed for the benefit of Mr. Samuel Zell and members of his family. Mr. Zell is the President of both EGI-DM and Samstock/SIT. The principal business address for each of EGI-DM, Samstock/SIT and Samuel Zell is c/o Equity Group Investments, L.L.C., Two North Riverside Plaza, Chicago, Illinois 60606.
(12) Based on a Schedule 13D/A filed on January 14, 1999. Includes 26,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors Stock Option Plan. The address of UBS Capital II LLC, is 299 Park Avenue, New York, NY 10171.
(13) Includes 677,906 shares that could be acquired within 60 days upon the exercise of options and 231 shares that could be acquired within 60 days upon the exercise of warrants.
(14) The address of such officers, unless otherwise noted, is 10120 Windhorst Road, Tampa, Florida 33619.

ITEM 13. CERTAIN TRANSACTIONS

         The Company has entered into certain transactions with Mr. David R. Hill, who is a director. The Company leased an aircraft and residential real estate from Mr. David Hill, for which the Company paid him $82,300 and $13,000 in 1999 and 1998, respectively. Both leases were terminated in July 1999. The Company also leased office space in Jacksonville, Illinois from Mr. Hill, which it paid aggregate amounts of $129,420, $118,600 and $68,000 in 2000, 1999 and
1998, respectively.

         During 1999 the Company sold to Mr. David Hill a building located in Miami, Florida for $2,250,000. The Company believes that the terms of the sale are at least as favorable to the Company as those that could have been obtained from unrelated parties at the time it was entered into.

         In addition, the Company received payments from Mr. David Hill for administrative services provided to him by certain employees of the Company in the aggregate amounts of $129,500 and $45,900 and $85,000 in 2000, 1999, 1998,
respectively.

         Effective August 31, 2000, the Company and EGI entered into an Amended and Restated Advisory Agreement, pursuant to which EGI became a non-exclusive financial advisor to the Company. At the same time, the Company entered into a Settlement Agreement with EGI pursuant to which the Company agreed to pay EGI $375,000 in accrued advisory fees that had been earned under a predecessor advisory agreement. The parties agreed that Davel would pay such fees by December 31, 2000 or such later date on which cash is available to pay such amount. Such fees have not yet been paid.

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

        1.      FINANCIAL STATEMENTS
                See Part II.

        2.      FINANCIAL STATEMENT SCHEDULES
                None

        3.      EXHIBITS
                See Exhibit Index on the following page.

         (b) Reports on Form 8-K.

                  No Current Reports on Form 8-K were filed during the three months ended December 31, 2000.

                                 EXHIBIT INDEX

3.1 Restated Certificate of Incorporation of Davel Communications, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (Registration No. 333- 67617) dated November 20, 1998).
3.2 Restated By-laws of Davel Communications, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (Registration No. 333- 67617) dated November 20, 1998.
10.1 Credit Agreement, dated as of December 23, 1998, among Davel Financing Company, L.L.C., as Borrower, Davel Communications, Inc., the Domestic Subsidiaries of the Borrower and Davel Communications, Inc., as Guarantors, the Lenders identified therein, NationsBank, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as Syndication Agent, The Chase Manhattan Bank, as Documentation Agent, and NationsBanc Montgomery Securities, LLC, as Lead Arranger (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Commission on January 6, 1999).
10.2 First Amendment to Credit Agreement and Consent and Waiver, dated as of April 8, 1999, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit
         10.1 to Quarterly Report on Form 10-Q filed with the Commission on August 16, 1999).
10.3 Second Amendment to Credit Agreement and Consent and Waiver, dated as of March 9, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., NationsBank, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit
         10.20 to Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on March 29, 2000).
10.4 Third Amendment to Credit Agreement, dated as of June 22, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., Bank of America, N..A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000).
10.5 Fourth Amendment to Credit Agreement, dated as of September 28, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., Bank of America, N..A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000).
10.6 Fifth Amendment to Credit Agreement, dated as of November 29, 2000, among Davel Financing Company, L.L.C., Davel Communications, Inc., Bank of America, N..A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto.
10.7 Sixth Amendment to Credit Agreement and Waiver, dated as of March 23, 2001, among Davel Financing Company, L.L.C., Davel Communications, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.), as administrative agent, PNC Bank, National Association, as successor administrative agent, and the other Lenders party thereto.
10.8 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Bruce W. Renard (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed with the Commission on January 6, 1999).
10.9 Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel Communications, Inc. and Lawrence T. Ellman (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed with the Commission on January 6, 1999).
10.10 Investment Agreement, dated April 19, 1999, among Davel Communications, Inc., Samstock L.L.C. and EGI-Davel Investors, L.L.C. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Annual Report on Form 10-K/A filed with the Commission on March 29, 2000).
21.1     Subsidiaries of Davel Communications, Inc.
23.1     Consent of Arthur Andersen LLP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DAVEL COMMUNICATIONS, INC.


                                              /s/ MARC S. BENDESKY
                                              ----------------------------------
                                              Marc S. Bendesky
                                              Chief Financial Officer

Date:    March 30, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                       TITLE                             DATE
- ---------                                                       -----                             ----
 /s/ RAYMOND A. GROSS                                    Chairman and Chief
- --------------------------------                         Executive Officer                    March 30, 2001
Raymond A. Gross

 /s/ MARC S. BENDESKY                                    Chief Financial Officer              March 30, 2001
- --------------------------------
Marc S. Bendesky

 /s/ DAVID R. HILL                                       Director                             March 30, 2001
- --------------------------------
David R. Hill

 /s/ ROBERT D. HILL                                      Director                             March 30, 2001
- --------------------------------
Robert D. Hill

 /s/ DONALD J. LIEBENTRITT                               Director                             March 30, 2001
- --------------------------------
Donald J. Liebentritt

 /s/ WILLIAM C. PATE                                     Director                             March 30, 2001
- --------------------------------
William C. Pate

 /s/ THEODORE C. RAMMELKAMP, JR.                          Director                             March 30, 2001
- --------------------------------
Theodore C. Rammelkamp, Jr.