Form 10-Q
period 2001-03-31
DAVEL COMMUNICATIONS INC
filed 2001-05-15
CIK 1072881

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of May 10, 2001, there were 11,169,540 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets...............................................     1

Consolidated Statements of Operations.....................................     2

Consolidated Statements of Cash Flows.....................................     3

Notes to Consolidated Financial Statements................................     4

ITEM 2

Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................    10

Liquidity and Capital Resources...........................................    15

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk................    21

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings.........................................................    22


ITEM 6

Exhibits and Reports on Form 8-K..........................................    24

PART I   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 MARCH 31,      DECEMBER 31,
                                                                    2001            2000
                                                                 ---------       ---------
                                                                (Unaudited)      (Audited)
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $   6,335       $   6,104
Trade accounts receivable, net of allowance for doubtful
   accounts of $1,515 and $1,515, respectively                      12,010          14,307
Other current assets                                                 1,115             626
                                                                 ---------       ---------

        TOTAL CURRENT ASSETS                                        19,460          21,037

Property and equipment, net                                         60,474          64,702
Location contracts, net                                              2,398           2,571
Other assets                                                         3,826           4,877
                                                                 ---------       ---------

        TOTAL ASSETS                                             $  86,158       $  93,187
                                                                 =========       =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term debt and
      obligations under capital leases                           $ 239,086       $ 239,083
   Accounts payable and accrued liabilities                         45,398          39,532
                                                                 ---------       ---------
        TOTAL CURRENT LIABILITIES                                  284,484         278,615
                                                                 ---------       ---------

Long-term debt and obligations under capital leases                    651             839
Deferred revenue                                                        83             125
                                                                 ---------       ---------

        TOTAL LIABILITIES                                          285,218         279,579
                                                                 ---------       ---------

Shareholders' Deficit
   Preferred stock - $.01 par value, 1,000,000 shares
      authorized, none issued and outstanding                           --              --
   Common stock - $.01 par value, 50,000,000
      shares authorized, 11,169,540 shares
      issued and outstanding                                           112             112
   Additional paid-in capital                                      128,503         128,503
   Accumulated other comprehensive loss                                (40)             --
   Accumulated deficit                                            (327,635)       (315,007)
                                                                 ---------       ---------
        TOTAL SHAREHOLDERS' DEFICIT                               (199,060)       (186,392)
                                                                 ---------       ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT              $  86,158       $  93,187
                                                                 =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    2001               2000
                                                ------------       ------------

REVENUES
   Coin calls                                   $     15,574       $     21,707
   Non-coin calls                                      7,661             14,694
                                                ------------       ------------

TOTAL REVENUES                                        23,235             36,401
                                                ------------       ------------

COSTS AND EXPENSES
   Telephone charges                                   8,960              9,918
   Commissions                                         5,264              8,655
   Service, maintenance and network costs              6,221              7,677
   Depreciation and amortization                       4,632              8,669
   Selling, general and administrative                 3,073              4,223
                                                ------------       ------------

TOTAL OPERATING COSTS AND EXPENSES                    28,150             39,142
                                                ------------       ------------

OPERATING LOSS                                        (4,915)            (2,741)
   Interest expense                                    7,813              6,702
   Other (income) expense                               (100)               (99)
                                                ------------       ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES             (12,628)            (9,344)
   Income tax expense                                     --                 --
                                                ------------       ------------

NET LOSS                                        $    (12,628)      $     (9,344)
                                                ============       ============

BASIC AND DILUTED LOSS PER SHARE                $      (1.13)      $      (0.84)
                                                ============       ============

WEIGHTED AVERAGE SHARES OUTSTANDING               11,169,540         11,058,629
                                                ============       ============



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                          2001           2000
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(12,628)      $ (9,344)
   Adjustments to reconcile net loss to cash flows
      from operating activities:
         Depreciation and amortization                                     4,632          8,669
         Amortization of deferred financing charges                          885            652
         Payment for certain location contracts                              (71)        (1,797)
         Write-off of fixed assets/asset valuation charge                     24            420
         Increase in allowance for doubtful accounts                          --           (491)
         Stock issued as payment for services provided                        --            173
   Changes in assets and liabilities:
         Accounts receivable                                               2,297          1,475
         Other assets                                                       (452)        (1,582)
         Accounts payable and accrued liabilities                          3,330         (6,241)
         Deferred revenue                                                  2,494            (62)
                                                                        --------       --------

         NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES           511         (8,128)
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                      (95)        (1,627)
                                                                        --------       --------

         NET CASH FLOWS (USED IN) INVESTING ACTIVITIES                       (95)        (1,627)
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt                                                 --         (5,237)
   Net proceeds under revolving line of credit                                --         15,700
   Principal payments under capital leases                                  (185)           (98)
                                                                        --------       --------

         NET CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES          (185)        10,365
                                                                        --------       --------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                           231            610

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,104          7,950
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  6,335       $  8,560
                                                                        ========       ========

CASH PAID FOR INTEREST                                                  $     --       $  6,024
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

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the related consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000 and of cash flows for the three-month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results for the full years.

     The Company was incorporated on June 9, 1998 under the laws of the state of Delaware to effect the merger, on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with approximately twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 66,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 27 geographically dispersed locations.

2.   LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $111.5 million and $12.6 million for the year ended December 31, 2000 and quarter ended March 31, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of March 31, 2001, the Company had a working capital deficit of $265.0 million and its liabilities exceeded it assets by $199.1 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001 (which was timely paid), $2.2 million due on July 15, 2001, $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations, the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute such sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.   ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS 138. SFAS 133 requires the Company to measure all derivatives at fair value on the accompanying consolidated balance sheet. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 at January 1, 2001, resulted in a cumulative after tax reduction to OCI of $51. For the three months ended March 31, 2001, the change in fair market value of derivative instruments was recorded as interest expense and was not material.

4.   PROVISION FOR DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAYPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period November 7, 1996 to October 6, 1997.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35-$0.066) per call for the first two years of per-call compensation (October 7, 1997 through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997.

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

     On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC has promised to complete a third-year review of the rate. Certain payphone providers have filed with the FCC a Petition for Reconsideration of the 1999 Payphone Order. This Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls upon which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded relating to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 relating to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million for 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 to December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. The Company recorded dial-around compensation revenue, net of adjustments of approximately $22.9 million, $35.9 million, and $27.2 million for 2000, 1999, and 1998, respectively.

     The Company's counsel, Dickstein, Shapiro, Morin & Oshensky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting, and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

5.   EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the 1,405,000 outstanding options and the 299,513 warrants outstanding would be anti-dilutive for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss from continuing operations per weighted average common shares outstanding were $(1.13) and $(0.84) for the three months ended March 31, 2001 and 2000, respectively.

6.   COMMITMENTS & CONTINGENCIES

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

     Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believed that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million as follows: (a) $500,000.00 by March 9, 2000; (b) $250,000.00 by January 5, 2001; and (c) $750,000.00 in 15 equal monthly installments of $50,000.00 commencing on January 15, 2001 (the "Settlement Agreement"). Due to the Company's default under the Settlement Agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment against Davel Communications Group, Inc., PTC Cellular, Inc., and Peoples Telephone Company, Inc. in the amount of $750,000.00 plus interest in accordance with the Settlement Agreement (the "Judgment"). On April 26, 2001, Cellular World obtained an amended judgment, which substituted Davel Communications, Inc. for Davel Communications Group, Inc. under the Judgment. The Company is currently evaluating its legal options and intends to vigorously defend against collection efforts by Cellular World.

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

Peoples Telephone. The Company, at this time, cannot predict the outcome of this litigation, but the parties have both indicated a willingness to discuss settlement of the case.

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. Discovery has commenced in the matter; however, the matter remains in its early stages, and the Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and no discovery has commenced. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims consists of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company filed a motion with the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants filed a motion with the Court to dismiss the Amended Complaint, and oral arguments were heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. On April 25, 2001, the Court ordered parties to mediate the case on or around June 18, 2001, expressly deferring its ruling on the Company's preliminary injunction motion and Defendants' motion to dismiss until after such time as the parties have participated in the mediation conference. Although the Company believes it possesses meritorious claims in the case and intends to vigorously prosecute the suit, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

     In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the Bankruptcy Court to assert claims against Picus and answered Picus's complaint in the District Court, denying its material allegations. On or about April 2, 2001, Picus moved the District Court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the Bankruptcy Court. In such an event, the Company intends to reassert its counterclaim in Bankruptcy Court. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

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

     With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Result of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and related filings with the Securities and Exchange Commission. The Company assumes no obligation to update any such forward-looking statements.

GENERAL

     During 2001, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

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

REGULATORY IMPACT ON REVENUE

LOCAL COIN RATES

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35. In 2001, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

     On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC's Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

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

         On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls upon which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that will flow from the decision.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         For the three months ended March 31, 2001, total revenues decreased approximately $13.2 million, or 36.2%, to approximately $23.2 million in the three months ended March 31, 2001 from approximately $36.4 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable phones, and lower call volumes, due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

         Coin call revenues decreased approximately $6.1 million, or 28.3%, to approximately $15.6 million in the three months ended March 31, 2001 from approximately $21.7 million in the first quarter of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 76,000 phones at March 31, 2000 to approximately 66,000 at March 31, 2001, as a result of the Company's ongoing strategy to remove unprofitable phones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $7.0 million, or 47.9%, to approximately $7.7 million in the three months ended March 31, 2001 from approximately $14.7 million in the three months ended March 31, 2000. The decrease was primarily attributable to the removal of unprofitable phone locations, and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $3.9 million, to approximately $4.6 million in the three months ended March 31, 2001 from approximately $8.5 million in the first quarter of 2000. The dial-around decrease is primarily attributable to the net removal of approximately 10,000 unprofitable phones, or 13.1% of the total payphone base over the 12-month period, and lower calls per phone due to increased competition from wireless services. Long-distance revenues decreased approximately $2.2 million, to approximately $3.1 million in the first quarter of 2001 from approximately $5.3 million in the three months ended March 31, 2000. The decrease is attributable to fewer payphones in service, fewer long distance calls made per phone, and reduced call time per call.

         Telephone charges decreased approximately $958,000, or 9.7%, to approximately $9.0 million for the quarter ended March 31, 2001 from approximately $9.9 million in the three months ended March 31, 2000. Such charges, however, increased as a percentage of revenues to 38.6% in the first quarter of 2001 from 27.2% in the first quarter of 2000, due to the decline in revenues. Average monthly telephone bill charges were $45.40 per phone in the first quarter of 2001 compared with $42.96 per phone in the first quarter of 2000. Telephone charges for the quarter ended March 31, 2001 would have been impacted by a $2.1 million refund received from BellSouth for prior period charges pursuant to a recently adopted Tennessee `New Service Test', however, the Company did not recognize the refund in its first quarter Statement of Operations due to the pending court ruling on BellSouth's appeal. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $3.4 million, or 39.2%, to approximately $5.3 million in the three months ended March 31, 2001 from approximately $8.7 million in the three months ended March 31, 2000. Commissions for the quarter ended March 31, 2001 included the reversal of a prior year commission expense accrual of approximately $576,000 reflecting an adjustment to the expense in accordance with changes made to a contract. Excluding the accrual reversal, commissions as a percentage of revenues have begun to rise due to revenue mix changes as well as the removal of phones that had lower commission rates. The shift in revenue mix to the higher commissioned sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

         Service, maintenance and network costs decreased approximately $1.5 million, or 19.0%, to approximately $6.2 million in the three months ended March 31, 2001 from approximately $7.7 million in the three months ended March 31, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $1.5 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service and collection expenses of approximately $387,000, service vehicle expenses of approximately $178,000 and lower field office expenses of approximately $65,000 occurred as a result of lower phone count and field office reorganizations. Regulatory fees and surcharges were approximately $94,000 in the three months ended March 31, 2001 compared with a $526,000 credit recorded in the first quarter of 2000 due to favorable rate changes related to FCC mandated "Universal Service Fund" fees.

         Depreciation expense in the three months ended March 31, 2001 declined to approximately $4.3 million from approximately $4.6 million recorded in the three months ended March 31, 2000. Amortization expense in the three months ended March 31, 2001 declined to approximately $333,000 from approximately $4.1 million recorded in the three months ended March 31, 2000. The decrease in depreciation and amortization expense is primarily attributable to impairment charges in the fourth quarter of 2000 for installed phones, goodwill and site contract intangibles.

         Selling, general and administrative expenses decreased approximately $1.1 million, or 27.3%, to approximately $3.1 million in the three months ended March 31, 2001 from approximately $4.2 million in the three months ended March 31, 2000. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $1.2 million which occurred as a result of continued rationalization of overhead expenses in light of a declining revenue base. In addition, legal fees declined approximately $198,000, offset by an increase in fees for accounting and other professional services of approximately $258,000 and an increase in insurance expenses, primarily for workers' compensation coverage, of $106,000. Modest declines totaling approximately $166,000 in several other areas such as travel and general office expenses were also realized.

         Interest expense in the three months ended March 31, 2001 increased approximately $1.1 million, or 16.6%, compared to the prior-year period, to approximately $7.8 million in the first quarter of 2001 from approximately $6.7 million in the first quarter of 2000. The increase in recorded interest is the result of an acceleration of loan origination fee amortization of approximately $678,000 and higher average outstanding debt on which interest is computed in the first quarter of 2001 compared with the first quarter of 2000.

         Net loss increased approximately $3.3 million, or 35.1%, to approximately $12.6 million in the three months ended March 31, 2001 from approximately $9.3 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

     Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. There was no stock issued in the most recent two years, and borrowings under the Company's credit facilities ceased after the third quarter of 2000.

     The Company's payphone revenues by operating region are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable phones and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Payphones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the years, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters.

     In the three months ended March 31, 2001, operating activities provided approximately $511,000 of net cash. Operating activities used approximately $8.1 million of net cash in the three months ended March 31, 2000. The $12.6 million operating loss was impacted by a decrease of $2.3 million in trade receivables, increases of $3.3 million in payables and accruals, and $4.6 million in depreciation and amortization during the quarter ended March 31, 2001. The increase in payables and accrued liabilities reflects, in part, an extension of payment terms with certain vendors and an effort to shift a greater number of customers from monthly to quarterly commission payments, as well as a refund of approximately $2.6 million received from BellSouth relating to Tennessee's recently adopted "New Services Test" which is under appeal by BellSouth.

     Capital expenditures for the three months ended March 31, 2001 were $95,000 compared to $1.6 million in the three months ended March 31, 2000. The current strategy of removing under-performing phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures.

     The Company's principal source of liquidity in the three months ended March 31, 2001 came from cash flow generated from operating activities. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements. At March 31, 2001, the Company no longer had borrowing availability through a revolving line of credit under the Senior Credit Facility. See "Credit Agreement" section below for a discussion of the amendments that have restructured the Senior Credit Facility and a description of current indebtedness. All outstanding debt in connection with the senior credit facility has been reclassified to current liabilities. The Company made principal payments of $5.2 million and borrowed $15.7 under the Company's Senior Credit Facility in the three months ended March 31, 2000. A principal payment of $1.1 million was paid in April 2001 as required under the Sixth Amendment to the Senior Credit Facility.

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

     Indebtedness of the Company under the Senior Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts, and all other goods and rights of every kind and description and is guaranteed by Davel and all its subsidiaries.

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

     o Interest payments due on June 30, 2000 became due and were paid on July 10, 2000; and

     o All interest otherwise due and payable on each interest payment date occurring after June 30, 2000 and before September 30, 2000 continued to accrue on the applicable loans from and after such interest payment date and were to have been due and payable in arrears on September 30, 2000.

FOURTH AMENDMENT

         In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Lenders who are party to the agreement agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

     o Term Loan A, Term Loan B and Revolving Loan amortization payments totaling $15.7 million were to have been due on January 12, 2001. In addition, amortization payments of approximately $7.7 million are due on each of March 31, June 30, September 30 and December 31, 2001, and the balance of the then outstanding principal amount of all loan obligations is due on January 11, 2002;

     o Interest payments otherwise due and payable on any interest payment date prior to January 12, 2001 will continue to accrue were to have been payable in arrears on January 12, 2001;

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

     o Capital expenditures for the period October 1, 2000 to January 12, 2001 were limited to $400,000; and

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

SIXTH AMENDMENT

     In the fourth quarter of 2000, the Company gave notice to the new Administrative Agent that the Company would not be able to make the January 12, 2001 debt amortization and interest payments. On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"), which provided for the following:

     o Principal amortization payments would be made in the amounts of $1.1 million on April 15, 2001 (which was timely paid), $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001;

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

     The Company was in compliance with all covenants contained in the Sixth Amendment, including the minimum EBITDA requirements for the first quarter. In addition, the Company made a required $1.1 million principal payment as scheduled in April, 2001.

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

     The Company incurred losses of approximately $111.5 million and $12.6 million for the year ended December 31, 2000 and the quarter ended March 31, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of March 31, 2001, the Company had a working capital deficit of $265.0 million and its liabilities exceed its assets by $199.1 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001 (which was timely paid), $2.2 million due on July 15, 2001, $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations, the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute such asset sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company is subject to variable interest rate risk on its existing Senior Credit Facility and any future financing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

     As of March 31, 2001, the Company has an interest rate cap agreement with a notional amount of $15 million that terminates in September 2001. The interest rate cap agreement requires premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. This agreement entitles the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 6.5% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

     As of March 31, 2001, the Company has an interest rate swap agreement with an aggregate notional amount of $7.5 million with a termination date of June 2001. The interest rate swap requires the Company to pay fixed rates of 6.4% in exchange for variable rate payments based on the U.S. three month LIBOR (4.9% as of March 31, 2001). Interest rate differentials are paid or received every three months and are recognized as adjustments to interest expense.

     Based upon the Company's variable rate indebtedness and weighted average interest rates at March 31, 2001, a ten percent (or one thousand basis points) increase in market interest rates would decrease future earnings and cash flows by approximately $5.7 million per quarter. A ten percent (or one thousand basis points) decrease in market interest rates would increase future earnings and cash flows by approximately $6.2 million per quarter.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believed that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million as follows: (a) $500,000.00 by March 9, 2000; (b) $250,000.00 by January 5, 2001; and (c) $750,000.00 in 15 equal monthly installments of $50,000.00 commencing on January 15, 2001 (the "Settlement Agreement"). Due to the Company's default under the Settlement Agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment against Davel Communications Group, Inc., PTC Cellular, Inc., and Peoples Telephone Company, Inc. in the amount of $750,000.00 plus interest in accordance with the Settlement Agreement (the "Judgment"). On April 26, 2001, Cellular World obtained an amended judgment, which substituted Davel Communications, Inc. for Davel Communications Group, Inc. under the Judgment. The Company is currently evaluating its legal options and intends to vigorously defend against collection efforts by Cellular World.

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

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. Discovery has commenced in the matter; however, the matter remains in its early stages, and the Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and no discovery has commenced. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims consists of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company filed a motion with the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants filed a motion with the Court to dismiss the Amended Complaint, and oral arguments were heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. On April 25, 2001, the Court ordered parties to mediate the case on or around June 18, 2001, expressly deferring its ruling on the Company's preliminary injunction motion and Defendants' motion to dismiss until after such time as the parties have participated in the mediation conference. Although the Company believes it possesses meritorious claims in the case and intends to vigorously prosecute the suit, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the Bankruptcy Court to assert claims against Picus and answered Picus's complaint in the District Court, denying its material allegations. On or about April 2, 2001, Picus moved the District Court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the Bankruptcy Court. In such an event, the Company intends to reassert its counterclaim in Bankruptcy Court. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

     The Company is involved in other litigation arising in the usual course of business which it believes will not materially affect its financial position, results of operations, or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  No exhibits are being filed with this Report.

      (b)  No current reports on Form 8-K were filed during the quarter

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DAVEL COMMUNICATIONS, INC.

Date: May 15, 2001                   /s/ MARC S.  BENDESKY
                                     --------------------

                                         Marc S. Bendesky
                                     Chief Financial Officer