Form 10-Q
period 2001-06-30
DAVEL COMMUNICATIONS INC
filed 2001-08-14
CIK 1072881

================================================================================

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended June 30, 2001

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

As of August 6, 2001, there were 11,169,440 shares of the Registrant's Common Stock outstanding.

================================================================================

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

Recent Developments......................................................  1

Part I  Financial Information

Item 1

Financial Statements:

Consolidated Balance Sheets.............................................   2

Consolidated Statements of Operations...................................   3

Consolidated Statements of Cash Flows...................................   5

Notes to Consolidated Financial Statements..............................   6

Item 2

Management's Discussion and Analysis of Financial Condition and Results
  of Operations.........................................................  14

Liquidity and Capital Resources.........................................  20

Item 3

Quantitative and Qualitative Disclosures about Market Risk..............  27

Part II Other Information

Item 1

Legal Proceedings.......................................................  29

Item 6

Exhibits and Reports on Form 8-K........................................  31

RECENT DEVELOPMENTS

     On June 13, 2001 Davel Communications, Inc. (the "Company") announced that it has signed a letter of intent to merge with PhoneTel Technologies, Inc. ("PhoneTel") which is headquartered in Cleveland, Ohio and operates approximately 35,000 payphones in 45 states and the District of Columbia. The letter of intent contemplates the execution of a definitive merger agreement and a substantial debt restructuring for each company. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, the two companies have entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger.

     As part of the completion of the merger of the two companies (the "PhoneTel Merger"), the senior secured creditors of both Davel and PhoneTel will exchange a substantial amount of the combined debt for equity securities of the respective companies and will restructure the remaining debt. In connection with PhoneTel's debt exchange, its senior secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $36.5 million (as compared to approximately $55 million currently outstanding). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares, and 4% will be reserved for PhoneTel employee stock options or other stock-based incentive awards. In connection with Davel's debt exchange, its senior secured lenders will own 93% of Davel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $63.5 million (as compared to approximately $238 million currently outstanding). Existing stockholders of Davel common stock will own 3% of Davel's outstanding shares and 4% of the common stock will be reserved for the issuance of stock options or other stock-based incentive awards to Davel employees.

     Immediately following the PhoneTel merger, current PhoneTel stockholders will own approximately 3.28% of the shares of Davel common stock and current Davel stockholders will own approximately 1.91%. Of the remaining shares, 4% will be reserved for issuance of employee stock options or other stock-based incentive awards and the companies' combined lenders will own approximately 90.81%.

     Effective with the PhoneTel Merger, the then outstanding debt of both entities, currently in the approximate amount of $293 million, will be reduced to $100 million in total debt of the merged entity through the debt and equity restructuring outlined above. Of this $100 million of restructured debt, $50 million will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50 million of debt will be deferred under terms to be negotiated in connection with the definitive merger agreement.

     The PhoneTel Merger will bring together the two largest independent payphone providers in the United States, with a combined installed base of approximately 97,000 payphones. The combined company is expected to realize significant cost savings through more efficient concentration of payphone routes, lower field operating costs and the elimination of redundant general and administrative expenses. Pending the PhoneTel Merger, the administrative offices of PhoneTel and Davel will remain in Cleveland, Ohio and Tampa, Florida, respectively.

     To accelerate the cost savings opportunities prior to the PhoneTel Merger becoming effective, the two companies have entered into a servicing agreement. Under this agreement, the two companies will focus on gaining operating efficiencies via mutual servicing arrangements between their respective field office networks on a geographic basis.

     The transaction is subject to the execution of a definitive merger agreement, approval by the boards of directors of PhoneTel and Davel, approval by the shareholders and existing senior secured lenders of both companies, and the receipt of material third party and governmental approvals and consents.

     After completion of the PhoneTel Merger, John D. Chichester, President and Chief Executive Officer of PhoneTel, will serve as the Chief Executive Officer of the merged company and Bruce W. Renard, Davel's President, will serve as President of the merged company.

PART I FINANCIAL INFORMATION
----------------------------

ITEM 1 FINANCIAL STATEMENTS

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                   June 30,     December 31,
                                                                     2001          2000
                                                                     ----          ----
                                                                 (Unaudited)     (Audited)
                                    ASSETS
Current assets
Cash and cash equivalents                                         $   5,474      $   6,104
Trade accounts receivable, net of allowance for doubtful
  accounts of $1,515 and $1,515, respectively                        13,768         14,307
Other current assets                                                    699            626
                                                                  ---------      ---------

     Total current assets                                            19,941         21,037

Property and equipment, net                                          56,480         64,702
Location contracts, net                                               2,248          2,571
Other assets                                                          2,801          4,877
                                                                  ---------      ---------

     Total assets                                                 $  81,470      $  93,187
                                                                  =========      =========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
  Current maturities of long-term debt and
    obligations under capital leases                              $ 237,961      $ 239,083
  Accounts payable and accrued liabilities                           52,191         39,532
                                                                  ---------      ---------
     Total current liabilities                                      290,152        278,615
                                                                  ---------      ---------

Long-term debt and obligations under capital leases                     476            839
Deferred revenue                                                         41            125
                                                                  ---------      ---------

     Total liabilities                                              290,669        279,579
                                                                  ---------      ---------

Shareholders' Deficit
  Preferred stock - $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                               -              -
  Common stock - $.01 par value, 50,000,000
    shares authorized, 11,169,440 and 11,169,540 shares issued
    and outstanding as of June 30, 2001 and December 31, 2000           112            112
  Additional paid-in capital                                        128,503        128,503
  Accumulated other comprehensive loss                                  (29)             -
  Accumulated deficit                                              (337,785)      (315,007)
                                                                  ---------      ---------
     Total shareholders' deficit                                   (209,199)      (186,392)
                                                                  ---------      ---------
     Total liabilities and shareholders' deficit                  $  81,470      $  93,187
                                                                  =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      For the Three Months Ended June 30
                       (In thousands, except share data)

                                                2001          2000
                                                ----          ----

Revenues
  Coin calls                                $    15,806   $    22,098
  Non-coin calls                                  7,688        13,354
                                            -----------   -----------

Total revenues                                   23,494        35,452
                                            -----------   -----------

Costs and expenses
  Telephone charges                               6,764         9,846
  Commissions                                     6,509         7,955
  Service, maintenance and network costs          5,376         9,082
  Depreciation and amortization                   4,621         8,906
  Selling, general and administrative             3,194         5,028
                                            -----------   -----------

Total operating costs and expenses               26,464        40,817
                                            -----------   -----------

Operating loss                                   (2,970)       (5,365)

  Interest expense                                7,191         6,400
  Other (income) expense                            (10)          (94)
                                            -----------   -----------

Loss from operations before income taxes        (10,151)      (11,671)

  Income tax expense                                  -            49
                                            -----------   -----------

Net loss                                    $   (10,151)  $   (11,720)
                                            ===========   ===========

Basic and diluted loss per share            $     (0.91)  $     (1.05)
                                            ===========   ===========

Weighted average shares outstanding          11,169,522    11,121,662
                                            ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       For the Six Months Ended June 30
                       (In thousands, except share data)

                                                2001          2000
                                                ----          ----

Revenues
  Coin calls                                $    31,380   $    43,805
  Non-coin calls                                 15,349        28,048
                                            -----------   -----------

Total revenues                                   46,729        71,853
                                            -----------   -----------

Costs and expenses
  Telephone charges                              15,724        19,763
  Commissions                                    11,773        16,610
  Service, maintenance and network costs         11,597        16,758
  Depreciation and amortization                   9,254        17,575
  Selling, general and administrative             6,267         9,254
                                            -----------   -----------

Total operating costs and expenses               54,615        79,960
                                            -----------   -----------

Operating loss                                   (7,886)       (8,107)

  Interest expense                               15,002        13,031
  Other (income) expense                           (109)         (123)
                                            -----------   -----------

Loss from operations before income taxes        (22,779)      (21,015)

  Income tax expense                                  -            49
                                            -----------   -----------

Net loss                                    $   (22,779)  $   (21,064)
                                            ===========   ===========

Basic and diluted loss per share            $     (2.04)  $     (1.90)
                                            ===========   ===========

Weighted average shares outstanding          11,169,531    11,090,008
                                            ===========   ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       For the Six Months Ended June 30
                                (In thousands)

                                                                2001            2000
                                                                ----            ----
Cash flows from operating activities
  Net loss                                                   $  (22,779)   $  (21,064)
  Adjustments to reconcile net loss to cash flows
    from operating activities:
       Depreciation and amortization                              9,254        17,575
       Amortization of deferred financing charges                 1,850           962
       Payment for certain location contracts                      (136)       (2,368)
       Write-off of fixed assets/asset valuation charge              53            42
       Increase in allowance for doubtful accounts                    -           234
       Stock issued as payment for services provided                  -           280
  Changes in assets and liabilities:
       Accounts receivable                                          539         1,658
       Other assets                                                 (30)       (1,744)
       Accounts payable and accrued liabilities                  10,124        (1,923)
       Deferred revenue                                           2,452          (104)
                                                             ----------    ----------

       Net cash flows provided by (used in)
         operating activities                                     1,327        (6,452)
                                                             ----------    ----------

Cash flows from investing activities
  Capital expenditures                                             (472)       (3,468)
                                                             ----------    ----------

       Net cash flows used in investing activities                 (472)       (3,468)
                                                             ----------    ----------

Cash flows from financing activities
  Payments on long-term debt                                       (941)       (5,238)
  Net proceeds/(payments) under revolving line
    of credit                                                      (159)       13,800
  Borrowing under capital leases                                      -           723
  Principal payments under capital leases                          (385)         (374)
                                                             ----------    ----------

       Net cash flows used in provided by
         financing activities                                    (1,485)        8,911
                                                             ----------    ----------

       Net decrease in cash and cash equivalents                   (630)       (1,009)

Cash and cash equivalents, beginning of period                    6,104         7,950
                                                             ----------    ----------
Cash and cash equivalents, end of period                     $    5,474    $    6,941
                                                             ==========    ==========

Cash paid for interest                                       $        -    $   10,000
                                                             ==========    ==========

Cash paid for taxes                                          $        -    $       49
                                                             ==========    ==========

Non-cash activities:
    Stock issued as payment for services performed           $        -    $      280
                                                             ==========    ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)


1.  BASIS OF PRESENTATION

    The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of June 30, 2001 and the related consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000 and of cash flows for the six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three month and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results for the full years.

    The Company was incorporated on June 9, 1998 under the laws of the state of Delaware to effect the merger, on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with nearly twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 62,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional and administrative facilities in 27 geographically dispersed locations.

     See Note 8 for discussion of a potential merger with PhoneTel Technologies, Inc.

2.   LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $111.5 million and $22.8 million for the year ended December 31, 2000 and six months ended June 30, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of June 30, 2001, the Company had a working capital deficit of $270.2 million and its liabilities exceeded it assets by $209.2 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001 (which was made), $2.2 million due on July 15, 2001 (which has not yet been made), $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. The Company is in discussions with its lenders regarding a waiver of, among other things, the July 15 and October 15 amortization payments. The Company believes that it is likely that the Company and its lenders will execute a written waiver of any default effective as of no later than July 15, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations (including the PhoneTel Merger discussed in Note 8), the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations.

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

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

     The Company's plans to increase liquidity include efforts to substantially reduce costs, including through the PhoneTel Merger or alternative strategic transactions. Management believes this will result in expansion of its market presence and further leveraging of its infrastructure. In order to pursue this strategy, the Company will need to obtain additional modifications to the Senior Credit Facility, including forgiveness of a portion of its debt. The Company may also need to obtain additional debt or equity financing. There can be no assurance that such debt modifications or financings will be available to the Company, or that they will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders.

3. ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS 138. SFAS 133 requires the Company to measure all derivatives at fair value on the accompanying consolidated balance sheet. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 at January 1, 2001, resulted in a cumulative after tax reduction to OCI of $51,000. For the three months and six months ended June 30, 2001, the change in fair market value of derivative instruments was recorded as interest expense and was not material.

4. PROVISION FOR DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission (the "FCC") adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAYPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telcom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration.
These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (the "IXCs") would be required to compensate payphone service providers (the "PSPs"). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

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

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

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

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. The new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded relating to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 relating to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million for 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 to December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. The Company recorded dial-around compensation revenue, net of adjustments of approximately $10.0 million for the first six months of 2001 and $22.9 million, $35.9 million, and $27.2 million for 2000, 1999, and 1998, respectively.

     The Company's counsel, Dickstein, Shapiro, Morin & Oshensky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month and the Company, based on

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month that it has recorded as discussed above. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's position of the appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting, and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share because the exercise of the Company's 1,405,000 outstanding options and 427,323 warrants outstanding would be anti-dilutive for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss from continuing operations per weighted average common shares outstanding were $(0.91) and $(1.05) for the three months ended June 30, 2001 and 2000, respectively, and $(2.04) and $(1.90) for the six months ended June 30, 2001 and 2000, respectively.

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

     Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believed that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million as follows: (a) $500,000.00 by March 9, 2000; (b) $250,000.00 by January 5, 2001; and (c) $750,000.00 in 15 equal monthly installments of $50,000.00 commencing on January 15, 2001 (the "Settlement Agreement"). Due to the Company's default under the Settlement Agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment against Davel Communications Group, Inc., PTC Cellular, Inc., and Peoples Telephone Company, Inc. in the amount of $750,000.00 plus interest in accordance with the Settlement Agreement (the "Judgment"). On April 26, 2001, Cellular World obtained an amended judgment, which substituted Davel Communications, Inc. for Davel Communications Group, Inc. under the Judgment. On or about June 11, 2001, the parties agreed to the following payment schedule to satisfy the Judgment: $300,000 by June 15, 2001; $250,000 by July 15, 2001; $50,000 by August 15, 2001; $50,000 by September 15, 2001; and
$100,000, plus post-judgment interest, by October 15, 2001. The Company has timely made all payments to date under this arrangement.

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Original Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Original Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Original Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Original Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Original Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company and PhoneTel currently anticipate settling this litigation in connection with the announced proposed combination of the companies.

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

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and discovery has recently commenced. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

consists of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company filed a motion with the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants filed a motion with the Court to dismiss the Amended Complaint, and oral arguments were heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. On April 25, 2001, the Court ordered parties to mediate the case on or around June 18, 2001, expressly deferring its ruling on the Company's preliminary injunction motion and Defendants' motion to dismiss until after such time as the parties have participated in the mediation conference. Although the Company believes it possesses meritorious claims in the case, given the uncertainty of litigation, the parties agreed at the mediation conference to commence negotiating the terms of a settlement agreement.

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No 141 and SFAS No. 142.

                 DAVEL COMMUNICATIONS, INC. AND SUBISIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)

8. ACQUISITIONS

     On June 13, 2001, the Company announced that it has signed a letter of intent to merge with PhoneTel Technologies, Inc., which is headquartered in Cleveland, Ohio and which operates approximately 35,000 phones in 45 states and the District of Columbia. The letter of intent contemplates the execution of a definitive merger agreement and a substantial debt restructuring of each company. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, the two companies have entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger.

     The transaction is subject to the execution of a definitive merger agreement, approval by the boards of directors of PhoneTel and Davel, approval by the shareholders and existing senior secured lenders of both companies, and the receipt of material third party and governmental approvals and consents.

     As part of the completion of the merger of the two companies (the "PhoneTel Merger"), the senior secured creditors of both Davel and PhoneTel will exchange a substantial amount of the combined debt for equity securities of the respective companies and will restructure the remaining debt. In connection with PhoneTel's debt exchange, its senior secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $36.5 million (as compared to approximately $55 million currently outstanding). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares, and 4% will be reserved for PhoneTel employee stock options or other stock-based incentive awards. In connection with Davel's debt exchange, its senior secured lenders will own 93% of Davel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $63.5 million (as compared to approximately $238 million currently outstanding). Existing stockholders of Davel common stock will own 3% of Davel's outstanding shares and 4% of the common stock will be reserved for the issuance of stock options or other stock-based incentive awards to Davel employees.

     Immediately following the PhoneTel merger, current PhoneTel stockholders will own approximately 3.28% of the shares of Davel common stock and current Davel stockholders will own approximately 1.91%. Of the remaining shares, 4% will be reserved for issuance of employee stock options or other stock-based incentive awards and the companies' combined lenders will own approximately 90.81%.

     Effective with the PhoneTel Merger, the then outstanding debt of both entities, currently in the approximate amount of $293 million, will be reduced to $100 million in total debt of the merged entity through the debt and equity restructuring outlined above. Of this $100 million of restructured debt, $50 million will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50 million of debt will be deferred under terms to be negotiated in connection with the definitive merger agreement.

     On July 31, 2001, the letter of intent between the Company and PhoneTel expired without the execution of a definitive merger agreement. The Company and PhoneTel are currently in negotiations to extend the terms of the letter of intent.

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

General

     During 2001, the Company has derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded at the time coins are deposited into the payphone and the service is provided.

     Non-coin calls include credit card, calling card, collect, and third party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized in the period in which the customer places the related call and are based upon the commission received by the Company from the carriers of these calls.

     The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized in the period in which the customer places the related call and are based on estimates of calls made using most recent actual historical data and the FCC mandated dial-around compensation rate in effect. This is commonly referred to as "dial-around" access.

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

Regulatory impact on revenue

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35. In 2001, the Company has experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     For the three months ended June 30, 2001, total revenues decreased approximately $12 million, or 33.7%, to approximately $23.5 million from approximately $35.5 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable phones and lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

     Coin call revenues decreased approximately $6.3 million, or 28.5%, to approximately $15.8 million in the three months ended June 30, 2001 from approximately $22.1 million in the second quarter of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 73,600 phones for the quarter ended June 30, 2000 to approximately 64,000 for the quarter ended June 30, 2001. This is the result of the Company's ongoing strategy to remove unprofitable payphones. In addition, revenues were impacted by lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $5.7 million, or 42.4%, to approximately $7.7 million in the three months ended June 30, 2001 from approximately $13.4 million in the three months ended June 30, 2000. The decrease was primarily attributable to the removal of unprofitable payphone locations and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $2.4 million, to approximately $5.5 million in the three months ended June 30, 2001 from approximately $7.9 million in the second quarter of 2000. The dial-around decrease is primarily attributable to the net removal of approximately 9,500 unprofitable payphones, or 13.0% of the total payphone base over the 12-month period, and lower calls per payphone due to increased competition from wireless services. Long-distance revenues decreased approximately $2.6 million, to approximately $2.2 million in the second quarter of 2001 from approximately $4.8 million in the three months ended June 30, 2000. The decrease is attributable to fewer payphones in service, fewer long distance calls made per payphone, and reduced call time per call.

     Telephone charges decreased approximately $3.0 million, or 31.3%, to approximately $6.8 million for the quarter ended June 30, 2001 from approximately $9.8 million in the three months ended June 30, 2000. Such charges, however, increased as a percentage of revenues to 28.8% in the second quarter of 2001 from 27.8% in the second quarter of 2000, due to the decline in revenues. Average monthly telephone bill charges were $35.22 per phone in the second quarter of 2001 compared with $44.60 per phone in the second quarter of 2000. Telephone charges were favorably affected by the receipt in the second quarter of 2001 of $1.3 million of refunds relating to prior year telephone charges. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $1.5 million, or 18.2%, to approximately $6.5 million in the three months ended June 30, 2001 from approximately $8.0 million in the three months ended June 30, 2000. Commissions as a percentage of revenues have begun to rise due to revenue mix changes as well as the removal of payphones that had lower commission rates. The shift in revenue mix to the higher commissioned sources has given rise to higher average commissions per payphone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $3.7 million, or 40.8%, to approximately $5.4 million in the three months ended June 30, 2001 from approximately $9.1 million in the three months ended June 30, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $1.5 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Network access expenses were also approximately $1.5 million lower for the quarter. Reductions in service and collection expenses of approximately $0.4 million, vehicle servicing expenses of approximately $0.2 million and field office expenses of approximately $0.1 million occurred as a result of lower payphone count and field office reorganizations.

     Depreciation expense in the three months ended June 30, 2001 declined to approximately $4.3 million from approximately $5.3 million recorded in the three months ended June 30, 2000. Amortization expense in the three months ended June 30, 2001 declined to approximately $0.3 million from approximately $3.6 million recorded in the three months ended June 30, 2000. The decrease in depreciation and amortization expense is primarily attributable to impairment charges that were taken in the fourth quarter of 2000 for installed phones, goodwill and site contract intangibles.

     Selling, general and administrative expenses decreased approximately $1.8 million, or 36.5%, to approximately $3.2 million in the three months ended June 30, 2001 from approximately $5.0 million in the three months ended June 30, 2000. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $0.9 million, which occurred as a result of continued rationalization of overhead expenses in light of a declining revenue base. In addition, professional fees declined approximately $0.4 million. Declines totaling approximately $0.5 million in a variety of other areas such as travel and general office expenses were also realized.

     Interest expense in the three months ended June 30, 2001 increased approximately $0.8 million, or 12.4%, compared to the prior-year period, to approximately $7.2 million in the second quarter of 2001 from approximately $6.4 million in the second quarter of 2000. The increase in recorded interest is the result of higher average outstanding debt on which interest was computed in the second quarter of 2001 compared with the second quarter of 2000.

     Net loss decreased approximately $1.5 million, or 13.4%, to approximately $10.2 million in the three months ended June 30, 2001 from approximately $11.7 million in the second quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     For the six months ended June 30, 2001, total revenues decreased approximately $25.2 million, or 35.0%, to approximately $46.7 million from approximately $71.9 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable payphones and lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per payphone.

     Coin call revenues decreased approximately $12.4 million, or 28.4%, to approximately $31.4 million in the six months ended June 30, 2001 from approximately $43.8 million in the first half of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 75,000 phones for the six months ended June 30, 2000 to approximately 65,000 for the six months ended June 30, 2001. This is the result of the Company's ongoing strategy to remove unprofitable payphones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $12.7 million, or 45.3%, to approximately $15.4 million in the six months ended June 30, 2001 from approximately $28 million in the six months ended June 30, 2000. The decrease was primarily attributable to the removal of unprofitable payphone locations and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $6.3 million, to approximately $10.1 million in the six months ended June 30, 2001 from approximately $16.4 million in the first half of 2000, after including the $0.4 million adjustment noted above. The dial-around decrease is primarily attributable to the net removal of approximately 10,000 unprofitable payphones, or 13.4% of the total payphone base over the 12-month period, and lower calls per payphone due to increased competition from wireless services. Long-distance revenues decreased approximately $5.1 million, to approximately $5.3 million in the first half of 2001 from approximately $10.4 million in the six months ended June 30, 2000.
The decrease is attributable to fewer payphones in service, fewer long distance calls made per payphone, and reduced call time per call.

     Telephone charges decreased approximately $4.1 million, or 20.4%, to approximately $15.7 million for the six months ended June 30, 2001 from approximately $19.8 million in the six months ended June 30, 2000. Such charges, however, increased as a percentage of revenues to 33.6% in the first half of 2001 from 27.5% in the first half of 2000, due to the decline in revenues. Average monthly telephone bill charges were $40.26 per phone in the first half of 2001 compared with $43.81 per phone in the first half of 2000. Telephone charges for the six months ended June 30, 2001 would have been impacted by a $2.1 million refund received from BellSouth for prior period charges pursuant to a recently adopted Tennessee `New Service Test'. However, the Company did not recognize the refund in its first or second quarter Statement of Operations due to the pending court ruling on BellSouth's appeal. Telephone charges were favorably affected in the first six months of 2001 by the receipt of $1.3 million of refunds from other local LECs which complied with the NST orders relating to prior year telephone charges. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $4.8 million, or 29.1%, to approximately $11.8 million in the six months ended June 30, 2001 from approximately $16.6 million in the six months ended June 30, 2000. Commissions for the six months ended June 30, 2001 included favorable adjustments of $0.6 million resulting from a change in a contract. Commissions as a percentage of revenues have begun to rise due to revenue mix changes as well as the removal of payphones that had lower commission rates. The shift in revenue mix to the higher commissioned sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $5.2 million, or 30.8%, to approximately $11.6 million in the six months ended June 30, 2001 from approximately $16.8 million in the six months ended June 30, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $3.0 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service and collection expenses of approximately $0.8 million, vehicle servicing expenses of approximately $0.4 million and field office expenses of approximately $0.1 million occurred as a result of lower phone count and field office reorganizations. Network access savings of $1.7 million were partially offset by increased property taxes of $0.4 million,

     Depreciation expense in the six months ended June 30, 2001 declined to approximately $8.6 million from approximately $9.8 million recorded in the six months ended June 30, 2000. Amortization expense in the six months ended June 30, 2001 declined to approximately $0.6 million from approximately $7.7 million recorded in the six months ended June 30, 2000. The decrease in depreciation and amortization expense is primarily attributable to impairment charges that were taken in the fourth quarter of 2000 for installed phones, goodwill, and site contract intangibles.

     Selling, general and administrative expenses decreased approximately $3.0 million, or 32.3%, to approximately $6.3 million in the six months ended June 30, 2001 from approximately $9.3 million in the six months ended June 30, 2000. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $1.7 million, which occurred as a result of continued rationalization of overhead expenses in light of a declining revenue base. In addition, both professional fees and travel expenses are $0.3 million less than in the same period last year and a variety of other expense items provided a reduction of $0.7 million as compared to the same period last year.

     Interest expense in the six months ended June 30, 2001 increased approximately $2.0 million, or 15.1%, compared to the prior-year period, to approximately $15.0 million in the first half of 2001 from approximately $13.0 million in the first half of 2000. The increase in recorded interest is the result of higher average outstanding debt on which interest was computed in the first half of 2001 compared with the first half of 2000.

     Net loss increased approximately $1.7 million, or 8.1%, to approximately $22.8 million in the six months ended June 30, 2001 from approximately $21.1 million in the first half of 2000.

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

     In the six months ended June 30, 2001, operating activities provided approximately $1.3 million of net cash. Operating activities used approximately $6.5 million of net cash in the six months ended June 30, 2000. The $22.8 million operating loss during this period was impacted by a decrease of $0.5 million in trade receivables, the amortization of $1.8 million of deferred financing charges, increases of $10.1 million in payables and accruals, $2.5 million of deferred revenue, and $9.3 million in depreciation and amortization during the six months ended June 30, 2001. The increase in payables and accrued liabilities reflects, in part, an extension of payment terms with certain vendors and an effort to shift a greater number of customers from monthly to quarterly commission payments, as well as a refund received of approximately $2.6 million from BellSouth relating to Tennessee's recently adopted "New Services Test," which is under appeal by BellSouth.

     Capital expenditures for the six months ended June 30, 2001 were $0.5 million compared to $3.5 million in the six months ended June 30, 2000. The current strategy of removing under-performing phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures.

     The Company's principal source of liquidity in the six months ended June 30, 2001 came from cash flow generated from operating activities. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements. At June 30, 2001, the Company no longer had borrowing availability through a revolving line of credit under the Senior Credit Facility. See "Credit Agreement" section below for a discussion of the amendments that have restructured the Senior Credit Facility and a description of current indebtedness. All outstanding debt in connection with the senior credit facility has been reclassified to current liabilities. The Company made principal payments of $5.2 million and borrowed $15.7 under the Company's Senior Credit Facility in the six months ended June 30, 2000. A principal payment of $1.1 million was paid in April 2001 as required under the Sixth Amendment to the Senior Credit Facility. A required payment of $2.2 million was not made in July 2001, as previously required under such Sixth Amendment.

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

     . Applicable percentages for adjusted LIBOR interest rates after September 29, 2000 were generally lowered from those set forth in the Third Amendment to 2.75% for all Loans, except that rates will continue to equal 3.50% for all Letter of Credit Fees and 0.75% for all Commitment Fees;

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

Sixth Amendment

     In the fourth quarter of 2000, the Company gave notice to the new Administrative Agent that the Company would not be able to make the January 12, 2001 debt amortization and interest payments. On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"), which provided for the following:

     . Principal amortization payments would be made in the amounts of $1.1 million on April 15, 2001 (which was timely paid), $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001;

     . The remaining outstanding principal amount of all loans, together with all accrued and unpaid interest, will be due on January 11, 2002;

     . The Company will provide monthly budget reconciliation reports to the Lenders;

     .  The Company will comply with an agreed-upon budget for expenses in 2001;

     . The Company will be subject to a limit on capital expenditures and certain location signing bonuses in 2001 and a minimum EBITDA covenant for 2001; and

     . The Company agreed to the substitution of a new administrative agent for the Lenders, to pay such new agent a monthly fee of $30,000 and to pay certain earned fees of the professional advisors to the Lenders.

     In the second quarter of 2001, the Company gave notice to the Administrative Agent that the Company would not be able to make the July 15, 2001 debt amortization payment of $2.2 million. In the third quarter of 2001, the Company gave notice to the Administrative Agent that (i) the Company was out of compliance with the minimum EBITDA covenant for May and June 2001 and, because such covenant is cumulative, expected that it would fail to comply with such covenant through December 2001 and (ii) expected to be unable to make the $3.3 million amortization payment on October 15, 2001, as required by the Sixth Amendment. The Company is in discussions with its lenders regarding a waiver of the requirements to make the July 15 and October 15, 2001 amortization payments, effective as of July 15, 2001, and an amendment to the minimum EBITDA covenant, effective as of May 2001. The Company believes that it is likely that the Company and its lenders will execute a written agreement that will prevent the occurrence of any default with respect to such matters.

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

     The Company incurred losses of approximately $111.5 million and $22.8 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of June 30, 2001, the Company had a working capital deficit of $270.2 million and its liabilities exceed its assets by $209.2 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment, which called for interim principal payments of $1.1 million due on April 15, 2001 (which was made), $2.2 million due on July 15, 2001 (which has not yet been made), $3.3 million due on October 15, 2001 and the remainder due on January 11, 2002. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations (including the PhoneTel Merger, as discussed in "Recent Developments"), the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute the PhoneTel merger, or any asset sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern.

     The Company's plans to increase liquidity include efforts to substantially reduce costs, including through the PhoneTel Merger or alternative strategic transactions. Management believes this will result in expansion of its market presence and further leveraging of its infrastructure. In order to pursue this strategy, the Company will need to obtain additional modifications to the Senior Credit Facility, including forgiveness of a portion of its debt. The Company may also need to obtain additional debt or equity financing. There can be no assurance that such debt modifications or financings will be available to the Company, or that they will be available on terms acceptable to the Company. Further, any additional equity financing may be dilutive to existing shareholders.

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

Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning January 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No 141 and SFAS No. 142.

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

     As of June 30, 2001, the Company has an interest rate cap agreement with a notional amount of $15 million that terminates in September 2001. The interest rate cap agreement requires premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. This agreement entitles the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three month LIBOR rate exceeds 7%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 6.5% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

     Based upon the Company's variable rate indebtedness and weighted average interest rates at June 30, 2001, a ten percent (or one thousand basis points) increase in market interest rates would decrease future earnings and cash flows by approximately $11.6 million per quarter. A ten percent (or one thousand basis points) decrease in market interest rates would increase future earnings and cash flows by approximately $11.8 million per quarter.

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

PART II - OTHER INFORMATION
---------------------------

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

     Trial on the tortious interference claim commenced on February 29, 2000. The Company had several meritorious legal and factual defenses to plaintiff's claims. Although the Company believed that it had a reasonable possibility of prevailing at trial or through an appeal, if necessary, the case presented significant risks to the Company because the plaintiff intended to ask the jury to award damages of up to $18 million. Following three days of trial, the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million as follows: (a) $500,000.00 by March 9, 2000; (b) $250,000.00 by January 5, 2001; and (c) $750,000.00 in 15 equal monthly installments of $50,000.00 commencing on January 15, 2001 (the "Settlement Agreement"). Due to the Company's default under the Settlement Agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment against Davel Communications Group, Inc., PTC Cellular, Inc., and Peoples Telephone Company, Inc. in the amount of $750,000.00 plus interest in accordance with the Settlement Agreement (the "Judgment"). On April 26, 2001, Cellular World obtained an amended judgment, which substituted Davel Communications, Inc. for Davel Communications Group, Inc. under the Judgment. On or about June 11, 2001, the parties agreed to the following payment schedule to satisfy the Judgment: $300,000 by June 15, 2001; $250,000 by July 15, 2001; $50,000 by August 15, 2001; $50,000 by September 15, 2001; and
$100,000, plus post-judgment interest, by October 15, 2001. The Company has timely made all payments to date under this arrangement.

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Original Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Original Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Original Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Original Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Original Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. The Company and PhoneTel currently anticipate settling this litigation in connection with the announced proposed combination of the companies.

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

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and discovery has recently commenced. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages, and, accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. The Company believes that the majority of Defendants' claims consists of charges for fraudulent calls, improperly assessed payphone surcharges or other erroneous billings, and the Company contends that it is not liable for the alleged indebtedness. The Company filed a motion with the Court for a preliminary injunction, and oral arguments were heard on February 12, 2001. Additionally, Defendants filed a motion with the Court to dismiss the Amended Complaint, and oral arguments were heard on April 16, 2001. Both the injunction and the motion to dismiss are currently pending before the Court. On April 25, 2001, the Court ordered parties to mediate the case on or around June 18, 2001, expressly deferring its ruling on the Company's preliminary injunction motion and Defendants' motion to dismiss until after such time as the parties have participated in the mediation conference. Although the Company believes it possesses meritorious claims in the case, given the uncertainty of litigation, the parties agreed at the mediation conference to commence negotiating the terms of a settlement agreement.

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

     (b) On June 18, 2001, the Company filed a Current Report on Form 8-K announcing that it had entered into a letter of intent, dated June 12, 2001, to enter into a business combination with PhoneTel Technologies, Inc. See "Recent Developments."

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DAVEL COMMUNICATIONS, INC.

Date: August 14, 2001                   /s/ MARC S. BENDESKY
                                        --------------------

                                        Marc S. Bendesky
                                        Chief Financial Officer