Form 10-Q
period 2001-09-30
DAVEL COMMUNICATIONS INC
filed 2001-11-14
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the Quarterly Period Ended September 30, 2001

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


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 9, 2001, there were 11,169,440 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

Part I  Financial Information


Item 1

Financial Statements:

Consolidated Balance Sheets ...............................................................    1

Consolidated Statements of Operations .....................................................    2

Consolidated Statements of Cash Flows .....................................................    4

Notes to Consolidated Financial Statements ................................................    5

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations......   13

Liquidity and Capital Resources ...........................................................   21

Item 3

Quantitative and Qualitative Disclosures about Market Risk ................................   27

Part II  Other Information

Item 1

Legal Proceedings .........................................................................   29


Item 6

Exhibits and Reports on Form 8-K ..........................................................   30

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          September 30,     December 31,
                                                                                              2001             2000
                                                                                              ----             ----
                                                                                           (Unaudited)       (Audited)
                                                       ASSETS

Current assets
Cash and cash equivalents                                                               $        5,917     $      6,104
Trade accounts receivable, net of allowance for doubtful
 accounts of $0 and $1,515, respectively                                                        12,795           14,307
Other current assets                                                                               691              626
                                                                                        --------------     ------------

        Total current assets                                                                    19,403           21,037

Property and equipment, net                                                                     52,382           64,702
Location contracts, net                                                                          2,256            2,571
Other assets                                                                                     2,131            4,877
                                                                                        --------------     ------------

        Total assets                                                                    $       76,172     $     93,187
                                                                                        ==============     ============

                                         LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Current maturities of long-term debt and
    obligations under capital leases                                                    $      237,846     $    239,083
   Accrued interest payable                                                                     31,621           13,039
   Accounts payable and other accrued liabilities                                               25,786           26,493
                                                                                        --------------     ------------
        Total current liabilities                                                              295,253          278,615
                                                                                        --------------     ------------

Long-term debt and obligations under capital leases                                                396              839
Deferred revenue                                                                                     -              125
                                                                                        --------------     ------------

        Total liabilities                                                                      295,649          279,579
                                                                                        --------------     ------------

Shareholders' Deficit
   Preferred stock - $.01 par value, 1,000,000 shares
    authorized, none issued and outstanding                                                         -                -
   Common stock - $.01 par value, 50,000,000
    shares authorized, 11,169,440 and 11,169,540 shares issued
    and outstanding as of September 30, 2001 and December 31, 2000                                 112              112
   Additional paid-in capital                                                                  128,503          128,503
   Accumulated other comprehensive loss                                                            (18)               -
   Accumulated deficit                                                                        (348,074)        (315,007)
                                                                                        ---------------    -------------
        Total shareholders' deficit                                                           (219,477)        (186,392)
                                                                                        ---------------    -------------
        Total liabilities and shareholders' deficit                                     $       76,172     $     93,187
                                                                                        ==============     ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     For the Three Months Ended September 30
                        (In thousands, except share data)

                                                 2001            2000
                                                 ----            ----

Revenues
   Coin calls                                $     16,020    $     20,454
   Non-coin calls                                   7,325          11,625
                                             ------------    ------------

Total revenues                                     23,345          32,079
                                             ------------    ------------

Costs and expenses
   Telephone charges                                7,305           9,558
   Commissions                                      5,802           9,122
   Service, maintenance and network costs           5,919           8,032
   Depreciation and amortization                    4,511           8,526
   Selling, general and administrative              3,399           7,144
                                             ------------    ------------

Total operating costs and expenses                 26,936          42,382
                                             ------------    ------------

Operating loss                                     (3,591)        (10,303)

   Interest expense                                 6,878           6,534
   Other (income) expense                            (180)              7
                                             ------------    ------------

Loss from operations before income taxes          (10,289)        (16,844)

   Income tax expense                                --                23
                                             ------------    ------------

Net loss                                     $    (10,289)   $    (16,867)
                                             ============    ============

Basic and diluted loss per share             $      (0.92)   $      (1.51)
                                             ============    ============

Weighted average shares outstanding            11,169,440      11,156,988
                                             ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     For the Nine Months Ended September 30
                        (In thousands, except share data)

                                                 2001            2000
                                                 ----            ----

Revenues
   Coin calls                                $     47,400    $     64,259
   Non-coin calls                                  22,674          39,671
                                             ------------    ------------

Total revenues                                     70,074         103,930
                                             ------------    ------------

Costs and expenses
   Telephone charges                               23,029          29,320
   Commissions                                     17,574          25,732
   Service, maintenance and network costs          17,516          24,790
   Depreciation and amortization                   13,765          26,101
   Selling, general and administrative              9,667          16,398
                                             ------------    ------------

Total operating costs and expenses                 81,551         122,341
                                             ------------    ------------

Operating loss                                    (11,477)        (18,411)

   Interest expense                                21,880          19,565
   Other (income) expense                            (290)           (116)
                                             ------------    ------------

Loss from operations before income taxes          (33,067)        (37,860)

   Income tax expense                                   1              72
                                             ------------    ------------

Net loss                                     $    (33,068)   $    (37,932)
                                             ============    ============

Basic and diluted loss per share             $      (2.96)   $      (3.41)
                                             ============    ============

Weighted average shares outstanding            11,169,500      11,107,812
                                             ============    ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     For the Nine Months Ended September 30
                                 (In thousands)

                                                                     2001        2000
                                                                     ----        ----

Cash flows from operating activities
   Net loss                                                       $(33,068)   $(37,932)
   Adjustments to reconcile net loss to cash flows
    from operating activities:
      Depreciation and amortization                                 13,765      26,101
      Amortization of deferred financing charges                     2,774       1,232
      Payment for certain location contracts                          (454)     (2,460)
      Write-off of fixed assets/asset valuation charge                  88         193
      Increase/(decrease) in allowance for doubtful accounts        (1,515)      1,649
      Stock issued as payment for services provided                   --           144
   Changes in assets and liabilities:
      Accounts receivable                                            3,027       2,876
      Other assets                                                    (368)       (832)
      Accrued interest                                              18,583      12,869
      Accounts payable and other accrued liabilities                  (686)    (10,270)
      Deferred revenue                                                (145)       (145)
                                                                  --------    --------

      Net cash flows provided by/(used in) operating activities      2,001      (6,575)
                                                                  --------    --------

Cash flows from investing activities
Capital expenditures                                                  (508)     (3,298)
                                                                  --------    --------

      Net cash flows (used in) investing activities                   (508)     (3,298)
                                                                  --------    --------

Cash flows from financing activities
   Payments on long-term debt                                         (941)     (5,237)
   Net proceeds/(payments) under revolving line of credit             (159)     17,043
   Principal payments under capital leases                            (580)       (557)
                                                                  --------    --------

      Net cash flows provided by/(used in) financing activities     (1,680)     11,249
                                                                  --------    --------

      Net increase/(decrease) in cash and cash equivalents            (187)      1,376

Cash and cash equivalents, beginning of period                       6,104       7,950
                                                                  --------    --------
Cash and cash equivalents, end of period                          $  5,917    $  9,326
                                                                  ========    ========

Cash paid for interest                                            $   --      $ 12,219
                                                                  ========    ========


Non-cash activities:

Property Plant and Equipment acquired under Capital Leases        $     29    $    810
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

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (Dollars in thousands, except share data)

1.   BASIS OF PRESENTATION

     The accompanying consolidated balance sheet of Davel Communications, Inc. and subsidiaries (the "Company") as of September 30, 2001 and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and of cash flows for the nine-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results for the full years.

     The Company was incorporated on June 9, 1998 under the laws of the state of Delaware to effect the merger, on December 23, 1998, of Davel Communications Group, Inc. ("Old Davel") with Peoples Telephone Company, Inc. (the "Peoples Merger"). As a result of the Peoples Merger, the Company is the largest domestic independent payphone service provider in the United States, with nearly twice the number of payphones as the second largest domestic independent payphone service provider. The Company operates in a single business segment within the telecommunications industry, operating, servicing and maintaining a system of approximately 60,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with directly leased divisional and administrative facilities in 17 geographically dispersed locations.

     See Note 8 for discussion of a potential merger with PhoneTel Technologies, Inc.

2.   LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $111.5 million and $33.1 million for the year ended December 31, 2000 and nine months ended September 30, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of September 30, 2001, the Company had a working capital deficit of $275.9 million and its liabilities exceeded it assets by $219.5 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment to its loan agreement, which calls for interim principal payments of $1.1 million due on April 15, 2001 (which was made), $2.2 million due on July 15, 2001 (which has not yet been made), $3.3 million due on October 15, 2001 (which has not yet been made), and the remainder due on January 11, 2002. The Company is in discussions with its lenders regarding a waiver of, among other things, the July 15 and October 15 amortization payments. The Company believes that it is likely that the Company and its lenders will execute a written waiver of any default effective as of no later than July 15, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations (including the PhoneTel Merger discussed in Note 8), the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


the Company to execute such sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.   ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS 138. SFAS 133 requires the Company to measure all derivatives at fair value on the accompanying consolidated balance sheet. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 at January 1, 2001, resulted in a cumulative after tax reduction to OCI of $51,000. For the three months and nine months ended September 30, 2001, the change in fair market value of derivative instruments was recorded as interest expense and was not material.

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to possible refund if warranted in the circumstances and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

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

     On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC may reexamine the

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


rate. Certain payphone providers have filed with the FCC a Petition for Reconsideration of the 1999 Payphone Order. This Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first long distance carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. Pursuant to a FCC ruling that is pending reconsideration, the new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period from November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including the Company, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded relating to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 relating to reduced dial-around compensation is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million for 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 to December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. The Company recorded dial-around compensation revenue, net of adjustments, of approximately $14.8 million for the first nine months of 2001 and $22.9 million, $35.9 million, and $27.2 million for 2000, 1999, and 1998, respectively.

     The Company's counsel, Dickstein, Shapiro, Morin & Oshinsky, is of the opinion that the Company is legally entitled to fair compensation under the Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the Telcom Act for the period November 7, 1996 to October 6, 1997 is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


less than $31.18 per payphone per month that it has recorded as discussed above. While the amount of $0.24 per call ($0.238 for retroactive periods) constitutes the Company's position on the minimum appropriate level of fair compensation, certain IXCs have asserted in the past, are asserting, and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could have a material adverse effect on the Company's results of operations and financial position. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5.   EARNINGS PER SHARE

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share because the exercise of the Company's 1,405,000 outstanding options and 427,323 warrants outstanding would be anti-dilutive for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss from continuing operations per weighted average common shares outstanding were $(0.92) and $(1.51) for the three months ended September 30, 2001 and 2000, respectively, and $(2.96) and $(3.41) for the nine months ended September 30, 2001 and 2000, respectively.

6.   COMMITMENTS & CONTINGENCIES

Litigation

     In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company's affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World's trade secrets. The matter proceeded to trial, during which the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million. Due to the Company's subsequent default under the settlement agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment in the amount of $750,000 plus interest in accordance with the settlement agreement. On or about June 11, 2001, the parties agreed to a payment schedule, and, on or about October 15, 2001, the Company fully satisfied the judgment.

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


     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case would be dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter.

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages. Discovery is now underway. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company's Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the matter.

     In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. As of the date hereof, Picus has yet to do so. In such an event, the Company intends to reassert its counterclaim in bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus's breach of contract and failure to

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   (Dollars in thousands, except share data)
                                  (Continued)


secure and pay federally mandated dial-around compensation for the Company's benefit. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus's actions. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

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

8.   ACQUISITIONS

     On June 13, 2001, the Company announced that it had signed a letter of intent to merge with PhoneTel Technologies, Inc., which is headquartered in Cleveland, Ohio and which operates approximately 33,000 phones in 45 states and the District of Columbia. The letter of intent contemplates the execution of a definitive merger agreement and a substantial debt restructuring of each company. In connection with the expected merger, PhoneTel will become a wholly owned subsidiary of Davel. In addition, the two companies have entered into a servicing agreement designed to commence cost savings initiatives in advance of the closing of the merger. In the third quarter the two companies began implementing these initiatives with regard to the service, maintenance, and network services. For the Company, this resulted in the termination of 55 employees, including skilled service technicians and field office support staff, late in the third quarter. The annualized savings for the Company from these changes is expected to be approximately $2.2 million.

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


     As part of the completion of the merger of the two companies (the "PhoneTel Merger"), the senior secured creditors of both Davel and PhoneTel will exchange a substantial amount of the combined debt for equity securities of the respective companies and will restructure the remaining debt. In connection with PhoneTel's debt exchange, its senior secured lenders will own 87% of PhoneTel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $36.5 million (as compared to approximately $59 million currently outstanding). Existing holders of PhoneTel common stock will own 9% of PhoneTel's outstanding shares, and 4% will be reserved for PhoneTel employee stock options or other stock-based incentive awards. In connection with Davel's debt exchange, its senior secured lenders will own 93% of Davel's outstanding common stock immediately prior to the PhoneTel Merger, with the remaining senior secured debt not to exceed $63.5 million (as compared to approximately $270 million currently outstanding, including accrued interest). Existing stockholders of Davel common stock will own 3% of Davel's outstanding shares and 4% of the common stock will be reserved for the issuance of stock options or other stock-based incentive awards to Davel employees.

     Immediately following the PhoneTel Merger, current PhoneTel stockholders will own approximately 3.28% of the shares of Davel common stock and current Davel stockholders will own approximately 1.91%. Of the remaining shares, 4% will be reserved for issuance of employee stock options or other stock-based incentive awards and the companies' combined lenders will own approximately 90.81%.

     Effective with the PhoneTel Merger, the then outstanding debt of both entities, currently in the approximate amount of $329 million, will be reduced to $100 million in total debt of the merged entity through the debt and equity restructuring outlined above. Of this $100 million of restructured debt, $50 million will be amortizing term debt with interest and principal payable from operating cash flows. Payment of the interest and principal on the remaining $50 million of debt will be deferred under terms to be negotiated in connection with the definitive merger agreement.

     On July 31, 2001, the letter of intent between the Company and PhoneTel expired without the execution of a definitive merger agreement. On August 7, 2001, the parties amended the letter of intent to extend its expiration date to August 31, 2001. On August 31, 2001, the letter of intent was extended to September 30, 2001. On September 30, 2001, the letter of intent was extended to October 31, 2001, and on October 30, 2001, the letter of intent was extended to November 30, 2001.

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

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for line charges and use of their networks for interconnection and completion of calls originating at the Company's payphones. Commission expense represents payments to location owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment would be subject to possible refund if warranted in the circumstances and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until at least the end of 2001, when the FCC may reexamine the rate. With respect to the Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the payphone providers, this Petition is still pending and has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order pursuant to the pending Reconsideration Petition, although no assurances can be given.

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to clarify that the first long distance carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. Under the FCC ruling, implementation of this system modification is scheduled to occur on November 27, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is potentially subject to administrative reconsideration or judicial appeal and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999, and will serve as the default rate through January 31, 2002. Pursuant to a FCC ruling that is still pending reconsideration, the new rate will also be applied retroactively to the period beginning on October 7, 1997, less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. The 1999 Payphone Order deferred a final ruling on the interim period (November 7, 1996 to October 6, 1997) treatment to a later, as yet unreleased, order; however, it appears that the $0.238 rate will be applied to the period November 7, 1996 to October 6, 1997. Upon establishment of the interim period rate, the FCC has further ruled that a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for the payment period commencing on November 7, 1996 through the effective date of the new $0.24 per call rate. It is possible that the final implementation of the 1999 Payphone Order, including resolution of this retroactive adjustment and the outcome of any related administrative or judicial review, could have a material adverse effect on the Company.

     The payment levels for dial-around calls prescribed in the 1996 and 1997 Payphone Orders significantly increase per-call dial-around compensation revenues to the Company over the levels received prior to implementation of the 1996 Telecom Act (although the 1999 Payphone Order has now moderated those increases). However, market forces and factors outside the Company's control could significantly affect these per-call revenue increases. These factors include the following: (i) the resolution by the FCC of the "true up" of the initial interim period flat-rate and "per call" assessment periods, (ii) the possibility of other administrative proceedings seeking to modify prospectively the rate established by the 1999 Payphone Order or portions thereof, (iii) the IXC's reaction to the FCC's recognition that existing regulations do not prohibit an IXC from blocking 800 subscriber numbers from payphones in order to avoid paying per-call compensation on such calls, (iv) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them, and (v) changes in the Company's total volume of dial-around calls.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     For the three months ended September 30, 2001, total revenues decreased approximately $8.8 million, or 27.2%, to approximately $23.3 million from approximately $32.1 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable phones and lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

     Coin call revenues decreased approximately $4.5 million, or 21.7%, to approximately $16.0 million in the three months ended September 30, 2001 from approximately $20.5 million in the third quarter of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 69,600 phones for the quarter ended September 30, 2000 to approximately 61,700 for the quarter ended September 30, 2001. This is the result of the Company's ongoing strategy to remove unprofitable payphones. In addition, revenues were impacted by lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $4.3 million, or 37.0%, to approximately $7.3 million in the three months ended September 30, 2001 from approximately $11.6 million in the three months ended September 30, 2000. The decrease was primarily attributable to the removal of unprofitable payphone locations and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $1.0 million, to approximately $4.8 million in the three months ended September 30, 2001 from approximately $5.8 million in the third quarter of 2000. The dial-around decrease is primarily attributable to the net removal of approximately 7,900 unprofitable payphones, or 11.3% of the total payphone base over the 12-month period, and lower calls per payphone due to increased competition from wireless services. Long-distance revenues decreased approximately $3.3 million, to approximately $2.5 million in the third quarter of 2001 from approximately $5.8 million in the three months ended September 30, 2000. The decrease is attributable to fewer payphones in service, fewer long distance calls made per payphone, and reduced call time per call.

     Telephone charges decreased approximately $2.3 million, or 23.6%, to approximately $7.3 million for the quarter ended September 30, 2001 from approximately $9.6 million in the three months ended September 30, 2000. Telephone charges were favorably affected by a $0.7 million reduction resulting from the refund of prior charges in Louisiana due to a regulatory ruling and were offset by a $0.7 million increase associated with the settlement of a dispute with MCI. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $3.3 million, or 36.4%, to approximately $5.8 million in the three months ended September 30, 2001 from approximately $9.1 million in the three months ended September 30, 2000. The decline was primarily due to the decline in revenues for the period. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $2.1 million, or 26.3%, to approximately $5.9 million in the three months ended September 30, 2001 from approximately $8.0 million in the three months ended September 30, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $1.1 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service and collection expenses of approximately $0.6 million, vehicle servicing expenses of approximately $0.2 million, and field office expenses of approximately $0.2 million occurred as a result of lower payphone count and field office reorganizations. Reductions of $0.7 million in network costs were partially offset by a $0.5 million cost increase associated with the settlement of a dispute with MCI.

     In the third quarter of 2001, the Company began implementing the PhoneTel Merger servicing agreement initiatives with regard to the service, maintenance, and network services. This resulted in the termination of 55 employees, including skilled service technicians and field office support staff, late in the third quarter. The Company did not experience material savings from this initiative in the third quarter of 2001, due to the timing of employee terminations and the payment of severance pay. The annualized savings for the Company from these changes is expected to be approximately $2.2 million.

     Depreciation expense in the three months ended September 30, 2001 declined to approximately $4.1 million from approximately $5.7 million recorded in the three months ended September 30, 2000. Amortization expense in the three months ended September 30, 2001 declined to approximately $0.4 million from approximately $2.8 million recorded in the three months ended September 30, 2000. The decrease in depreciation and amortization expense is primarily attributable to impairment charges that were taken in the fourth quarter of 2000 for installed phones, goodwill and site contract intangibles.

     Selling, general and administrative expenses decreased approximately $3.7 million, or 52.4%, to approximately $3.4 million in the three months ended September 30, 2001 from approximately $7.1 million in the three months ended September 30, 2000. The decrease in expense was attributable to a reduction in salaries and salary-related expenses of approximately $0.9 million, which occurred as a result of continued rationalization of overhead expenses in light of the declining revenue base. In addition, professional fees declined approximately $1.2 million, bad debt expense declined $1.4 million, and reductions totaling approximately $0.2 million in a variety of other areas such as travel, regulatory compliance, insurance, and property and franchise taxes were also realized.

     Interest expense in the three months ended September 30, 2001 increased approximately $0.4 million, or 5.3%, compared to the prior-year period, to approximately $6.9 million in the third quarter of 2001 from approximately $6.5 million in the third quarter of 2000. The increase in recorded interest is the result of higher average outstanding debt on which interest was computed in the third quarter of 2001 compared with the third quarter of 2000.

     Net loss decreased approximately $6.6 million, or 39.0%, to approximately $10.3 million in the three months ended September 30, 2001 from approximately $16.9 million in the third quarter of 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     For the nine months ended September 30, 2001, total revenues decreased approximately $33.8 million, or 32.6%, to approximately $70.1 million from approximately $103.9 million in the same period of 2000. This decrease was primarily attributable to the removal of unprofitable payphones and lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per payphone.

     Coin call revenues decreased approximately $16.9 million, or 26.2%, to approximately $47.4 million in the nine months ended September 30, 2001 from approximately $64.3 million in the first nine months of 2000. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 73,400 phones for the nine months ended September 30, 2000 to approximately 64,000 for the nine months ended September 30, 2001. This is the result of the Company's ongoing strategy to remove unprofitable payphones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $17.0 million, or 42.8%, to approximately $22.7 million in the nine months ended September 30, 2001 from approximately $39.7 million in the nine months ended September 30, 2000. The decrease was primarily attributable to the removal of unprofitable payphone locations and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $7.4 million, to approximately $14.8 million in the nine months ended September 30, 2001 from approximately $22.2 million in the first nine months of 2000. The dial-around decrease is primarily attributable to the net removal of approximately 9,400 unprofitable payphones, or 12.8% of the total payphone base over the 12-month period, and lower calls per payphone due to increased competition from wireless services. Long-distance revenues decreased approximately $8.3 million, to approximately $7.9 million in the first nine months of 2001 from approximately $16.2 million in the nine months ended September 30, 2000. The decrease is attributable to fewer payphones in service, fewer long distance calls made per payphone, and reduced call time per call.

     Telephone charges decreased approximately $6.3 million, or 21.5%, to approximately $23.0 million for the nine months ended September 30, 2001 from approximately $29.3 million in the nine months ended September 30, 2000. Such charges, however, increased as a percentage of revenues to 32.9% in the first nine months of 2001 from 28.2% in the first nine months of 2000, due to the decline in revenues. Average monthly telephone bill charges were $39.99 per phone in the first nine months of 2001 compared with $44.39 per phone in the first nine months of 2000. Telephone charges for the nine months ended September 30, 2001 would have been impacted by a $2.7 million refund received in the first quarter of the year from BellSouth for prior period charges pursuant to a recently adopted Tennessee `New Service Test'. However, the Company has not yet recognized the refund in its Statement of Operations due to the pending court ruling on BellSouth's appeal. Telephone charges were favorably affected in the first nine months of 2001 by the receipt of $2.1 million of refunds from other local LECs which complied with the NST orders relating to prior year telephone charges and were partially offset by a $0.7 million increase associated with the settlement of a dispute with MCI. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $8.1 million, or 31.7%, to approximately $17.6 million in the nine months ended September 30, 2001 from approximately $25.7 million in the nine months ended September 30, 2000. Commissions for the nine months ended September 30, 2001 included favorable adjustments of $0.6 million resulting from a change in a contract. Commissions as a percentage of revenues have begun to rise due to revenue mix changes as well as the removal of payphones that had lower commission rates. The shift in revenue mix to the higher commissioned sources has given rise to higher average commissions per phone. The Company is actively reviewing its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $7.3 million, or 29.3%, to approximately $17.5 million in the nine months ended September 30, 2001 from approximately $24.8 million in the nine months ended September 30, 2000. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $3.8 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service and collection expenses of approximately $1.4 million, vehicle servicing expenses of approximately $0.6 million and field office expenses of approximately $0.4 million occurred as a result of lower phone count and field office reorganizations. Network access savings of $2.2 million were partially offset by a $0.5 million network expense increase associated with the settlement of a dispute with MCI, increased property taxes of $0.4 million and increases of $0.2 million in a variety of other expense items.

     In the third quarter of 2001, the Company began implementing the PhoneTel Merger servicing agreement initiatives with regard to the service, maintenance, and network services. This resulted in the termination of 55 employees, including skilled service technicians and field office support staff, late in the third quarter. The Company did not experience material savings from this initiative in the third quarter of 2001, due to the timing of employee terminations and the payment of severance pay. The annualized savings for the Company from these changes is expected to be approximately $2.2 million.

     Depreciation expense in the nine months ended September 30, 2001 declined to approximately $12.7 million from approximately $15.5 million recorded in the nine months ended September 30, 2000. Amortization expense in the nine months ended September 30, 2001 declined to approximately $1.0 million from approximately $10.6 million recorded in the nine months ended September 30, 2000. The decrease in depreciation and amortization expense is primarily attributable to impairment charges that were taken in the fourth quarter of 2000 for installed phones, goodwill, and site contract intangibles.

     Selling, general and administrative expenses decreased approximately $6.7 million, or 41.1%, to approximately $9.7 million in the nine months ended September 30, 2001 from approximately $16.4 million in the nine months ended September 30, 2000. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $2.5 million, which occurred as a result of continued rationalization of overhead expenses in light of the declining revenue base. In addition, there were decreases in professional fees of $1.5 million, travel expenses of $0.3 million, association and regulatory compliance expenses of $0.5 million, property taxes of $0.2 million, and bad debts of $1.4 million. A variety of other expense items provided a reduction of $0.3 million as compared to the same period last year.

     Interest expense in the nine months ended September 30, 2001 increased approximately $2.3 million, or 11.8%, compared to the prior-year period, to approximately $21.9 million in the first nine months of 2001 from approximately $19.6 million in the first nine months of 2000. The increase in recorded interest is the result of higher average outstanding debt on which interest was computed in the first nine months of 2001 compared with the first nine months of 2000.

     Net loss decreased approximately $4.8 million, or 12.8%, to approximately $33.1 million in the nine months ended September 30, 2001 from approximately $37.9 million in the first nine months of 2000.

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

     In the nine months ended September 30, 2001, operating activities provided approximately $2.0 million of net cash compared to the use of approximately $6.6 million of net cash in the similar period last year. During the nine months ended September 30, 2001, net cash was favorably affected by a decrease of $3.0 million in trade receivables, the amortization of $2.8 million of deferred financing charges, and increases of $0.1 million from the disposal of fixed assets, $18.6 million in accrued interest, and $13.8 million in depreciation and amortization. Net cash was reduced by the decrease in the allowance for bad debts of $1.5 million, payment for contracts of $0.5 million, and increases in other assets of $0.4 million, and reductions of $0.1 million in deferred revenue and in accounts payable and other accrued liabilities of $0.7 million.

     Capital expenditures for the nine months ended September 30, 2001 were $0.5 million compared to $3.3 million in the same period last year. The current strategy of removing under-performing phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures.

     The Company's principal source of liquidity in the nine months ended September 30, 2001 came from cash flow generated from operating activities. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements. At September 30, 2001, the Company no longer had borrowing availability through a revolving line of credit under the Senior Credit Facility. See "-Credit Agreement" section below for a discussion of the amendments that have restructured the Senior Credit Facility and a description of current indebtedness. All outstanding debt in connection with the senior credit facility has been reclassified to current liabilities. The Company made principal payments of $5.2 million and borrowed $17.0 under the Company's Senior Credit Facility in the nine months ended September 30, 2000. A principal payment of $1.1 million was paid in April 2001 as required under the Sixth Amendment to the Senior Credit Facility. A required payment of $2.2 million was not made in July 2001, nor was a required payment of $3.3 million made in October 2001 as previously required under such Sixth Amendment.

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

Third Amendment

     In the second quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first six months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the June 30, 2000 debt amortization and interest payments. On June 22, 2000, the Company and the Lenders agreed to the Third Amendment to Credit Agreement (the "Third Amendment"), which eliminated the financial covenant compliance test for the fiscal quarter ended June 30, 2000, as was set forth in the Senior Credit Facility. The Third Amendment also provided for the following:

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

Fourth Amendment

     In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Senior Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Lenders agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

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

     In the second quarter of 2001, the Company gave notice to the Administrative Agent that the Company would not be able to make the July 15, 2001 debt amortization payment of $2.2 million. In the third quarter of 2001, the Company gave notice to the Administrative Agent that (i) the Company was out of compliance with the minimum EBITDA covenant for May and June 2001 and, because such covenant is cumulative, expected that it would fail to comply with such covenant through December 2001 and (ii) expected to be unable to make the $3.3 million amortization payment on October 15, 2001, as required by the Sixth Amendment. The Company is in discussions with its lenders regarding a waiver of the requirements to make the July 15 and

October 15, 2001 amortization payments, effective as of July 15, 2001, and an amendment to the minimum EBITDA covenant, effective as of May 2001. Although execution of such a waiver and amendment has been delayed by negotiations concerning the PhoneTel Merger, the Company continues to believe that it is likely that the Company and its Lenders will execute a written agreement that will prevent the occurrence of any default with respect to such matters.

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

     The Company incurred losses of approximately $111.5 million and $33.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of September 30, 2001, the Company had a working capital deficit of $275.9 million and its liabilities exceeded its assets by $219.5 million. In addition, the Company was unable to meet its debt principal payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's execution of the Sixth Amendment, which called for interim principal payments of $1.1 million due on April 15, 2001 (which was made), $2.2 million due on July 15, 2001 (which has not yet been made), $3.3 million due on October 15, 2001 (which has not yet been made), and the remainder due on January 11, 2002. In the absence of improved operating results or cash flows, modifications to the Senior Credit Facility, or the completion of possible strategic combinations (including the PhoneTel Merger, as discussed in Note 8 to the Consolidated Financial Statements), the Company will face liquidity problems and might be required to dispose of material assets or operations to fund its operations and to meet its debt service and other obligations. There can be no assurances as to the ability of the Company to execute the PhoneTel Merger, or any asset sales, or the timing thereof or the proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern.

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

     The Company has an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 6.5% and a floor rate of 4.8% based on the U.S. one month LIBOR rate.

     Based upon the Company's variable rate indebtedness and weighted average interest rates at September 30, 2001, a ten percent (or one thousand basis points) increase in market interest rates would decrease future earnings and cash flows by approximately $6.6 million per quarter. A ten percent (or one thousand basis points) decrease in market interest rates would increase future earnings and cash flows by approximately $5.1 million per quarter.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company's affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World's trade secrets. The matter proceeded to trial, during which the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties' agreement, the Company agreed to pay Cellular World a total of $1.5 million. Due to the Company's subsequent default under the settlement agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties' negotiations, on April 12, 2001, Cellular World obtained a judgment in the amount of $750,000 plus interest in accordance with the settlement agreement. On or about June 11, 2001, the parties agreed to a payment schedule, and, on or about October 15, 2001, the Company fully satisfied the judgment.

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

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case would be dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter.

     In March 2000, the Company and its affiliate, Telaleasing Enterprises, Inc., were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages. Discovery is now underway. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company's Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the matter.

     In February 2001, Picus Communications, LLC, a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against the Company and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. As of the date hereof, Picus has yet to do so. In such an event, the Company intends to reassert its counterclaim in bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus's breach of contract and failure to secure and pay federally mandated dial-around compensation for the Company's benefit. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus's actions. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

     The Company is involved in other litigation arising in the usual course of business which it believes will not materially affect its financial position, results of operations, or liquidity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  No exhibits are being filed with this Report.

     (b) The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DAVEL COMMUNICATIONS, INC.

Date: November 14, 2001           /s/ MARC S.  BENDESKY
                                  ---------------------

                                  Marc S. Bendesky
                                  Chief Financial Officer