Form 10-K
period 2001-12-31
DAVEL COMMUNICATIONS INC
filed 2002-03-29
CIK 1072881

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (Mark one)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-22610
                             ---------------------
                           DAVEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-3538257
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             10120 WINDHORST ROAD                                  33619
                TAMPA, FLORIDA                                   (Zip Code)
   (address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (813) 628-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2002 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $446,778 based upon the closing price on March 21, 2002 of $0.04. As of March 21, 2002, there were 11,169,440 shares of the registrant's Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           DAVEL COMMUNICATIONS, INC.
                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

         Recent Developments.........................................     1

                                  PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................    14
Item 3   Legal Proceedings...........................................    14
Item 4   Submission of Matters to a Vote of Security Holders.........    16

                                  PART II
Item 5   Market for the Registrant's Common Stock and Related            17
         Stockholder Matters.........................................
Item 6   Selected Consolidated Financial Data........................    17
Item 7   Management's Discussion and Analysis of Financial Condition     18
         and Results of Operations...................................
Item 7A  Quantitative and Qualitative Disclosures About Market           33
         Risk........................................................
Item 8   Financial Statements and Supplementary Data.................    34
Item 9   Changes In and Disagreements with Accountants on Accounting     63
         and Financial Disclosure....................................

                                 PART III
Item 10  Directors and Executive Officers............................    64
Item 11  Executive Compensation......................................    66
Item 12  Security Ownership of Certain Beneficial Owners and             73
         Management..................................................
Item 13  Certain Transactions........................................    74

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules and Reports on Form     75
         8-K.........................................................

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

                              RECENT DEVELOPMENTS

     On February 21, 2002, Davel Communications, Inc. (the "Company" or "Davel") announced that it had signed a definitive agreement to merge with PhoneTel Technologies, Inc., the nation's second-largest publicly traded independent payphone service provider ("PhoneTel"). In the merger (the "PhoneTel Merger"), PhoneTel will become a wholly owned subsidiary of Davel. Davel also announced that it had executed a Seventh Amendment to Credit Agreement and Consent and Waiver (the "Seventh Amendment") with respect to its existing credit agreement (the "Old Credit Agreement") and secured a new $10.0 million senior credit facility with Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "New Senior Credit Facility"), of which, $5.0 million was made available to each of Davel and PhoneTel, to help finance certain operating and transaction-related expenses.

     The merger agreement, which was unanimously approved by the boards of both companies, is conditioned upon a substantial debt restructuring for each company. In connection with the merger, Davel's existing secured lenders under the Old Credit Facility (the "Junior Lenders") have agreed to exchange a substantial amount of debt for Davel common stock, to make certain amendments to restructure the remaining debt and to subordinate the existing debt to the New Senior Credit Facility. The Seventh Amendment waived certain payments due July 15, 2001, October 15, 2001 and January 11, 2002 until August 31, 2002. Davel currently anticipates that the payments due on August 31, 2002 under the Old Credit Facility will be refinanced through the restructuring commitment described below.

     In connection with Davel's debt exchange, the Junior Lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining junior secured debt not to exceed $63.5 million (as compared to approximately $276 million outstanding at the time of the signing of the merger agreement). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares, and 4% of the common stock will be reserved for the issuance of stock options to Davel employees.

     Immediately following the merger, current PhoneTel shareholders and optionholders will own approximately 3.28% of the shares of Davel common stock on a fully diluted basis and current Davel shareholders and optionholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance upon exercise of employee stock options, and the companies' current lenders will own approximately 90.81% of Davel common stock. Cash will be paid in lieu of fractional shares in the PhoneTel Merger.

     The current lenders of Davel and PhoneTel have delivered a Commitment Letter, dated as of February 19, 2002, pursuant to which the then outstanding debt of both entities, which totaled approximately $340 million at the time of the signing of the merger agreement, will be reduced to $100 million through the debt-for-equity exchange to be effected at the time of the PhoneTel Merger. The PhoneTel Merger is currently expected to close in the third quarter of 2002.

     The PhoneTel Merger is subject to approval by the shareholders of both companies and the receipt of material third party and governmental approvals and consents. In conjunction with the transaction, the

Company will also seek shareholder approval to increase the number of authorized shares of common stock from 50,000,000 to 1,000,000,000 and to increase the number of shares issuable pursuant to the Company's 2000 Long-Term Equity Incentive Plan. No date has been set for the Davel stockholders meeting.

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

     As of December 31, 2001, the Company owned and operated a network of approximately 55,000 payphones in 44 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider ("PSP") in the country. The Company's installed payphone base generates revenue through both coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company's preselected operator services providers such as Sprint and AT&T) and dial-around calls (utilizing a 1-800, 1010XXX or similar "toll free" dialing method to select a carrier other than the Company's pre-selected carrier). A significant portion of the Company's payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

     As part of the Telecommunications Act of 1996 ("1996 Telecom Act"), Congress directed the Federal Communications Commission ("FCC") to ensure widespread access to payphones for use by the general public. Industry estimates suggest that there are approximately 2.0 million payphones currently operating in the United States, of which approximately 1.2 million are operated by the Regional Bell Operating Companies ("RBOCs") and approximately 0.25 million are operated by the smaller independent local exchange carriers ("LECs") and the major long distance carriers such as Sprint and AT&T. The remaining approximately 0.55 million payphones are owned or managed by the more than 1,000 IPPs currently operating in the United States.

     The Company incurred losses of approximately $43.4 million, $111.5 million, and $78.7 million, for the years ended December 31, 2001, 2000, and 1999, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain changes in customer calling patterns in favor of 1-800 type calls. In addition, the Company was unable to make (i) debt amortization payments of approximately $15.7 million and interest payments of approximately $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's signing a Sixth Amendment to its loan agreement that extended the due date to January 11, 2002 and (ii) certain amortization payments due July 15, 2001, October 15, 2001 and January 11, 2002, which were extended pursuant to the Seventh Amendment to August 31, 2002. These factors, among others, have raised substantial doubt about the Company's ability to continue as a going concern.

     The Company believes that, given the current state of the payphone industry, the PhoneTel Merger provides the best opportunity to return to going-concern status. Moreover, the Company believes that the PhoneTel Merger will allow it to improve its market density and leverage its existing infrastructure through more efficient service and collection routes, which will lead to a lower overall cost structure. In order to pursue this strategy, the Company has entered into the New Senior Credit Facility and agreed to the debt-for-equity exchange with the Junior Lenders, which will be substantially dilutive to existing shareholders.

     Notwithstanding the New Senior Credit Facility, pursuant to which Davel received new funding of $5 million on February 21, 2002, in the absence of improved operating results and the successful completion of the PhoneTel Merger and the debt-for-equity exchange, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute such sales, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. As a result, doubt exists about the Company's ability to continue as a going concern.

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

BUSINESS STRATEGY

     Provide Customer Service. The Company is currently restricted from making acquisitions (other than pursuant to the PhoneTel Merger, as to which all of Davel's lenders have consented) by the New Senior Credit Facility and the Old Credit Facility (see "Management's Discussion and Analysis of Financial

Condition and Results of Operations- Liquidity and Capital Resources"). However, the Company will continue to seek key opportunities, as strategic combinations have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Any such acquisition would require approval from the Company's lenders. Concentrating its payphones in close proximity allows the Company to plot more efficient collection and maintenance routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company's network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. Since the integration of Peoples Telephone and the implementation of the previously announced Servicing Agreement with PhoneTel, Davel has been able to increase the number of payphones per technician as a result of greater payphone density, workforce rationalizations and automation of its field route operations.

     The Company's objective is to continue to rationalize its overall cost structure, improve route density and service quality, monitor underperforming telephones and place an emphasis on expanding in economically favorable territories.

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

     Rationalization Of Low-Revenue Phones. In recent years, the Company has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, the Company's strategy is to remove low revenue payphones that do not meet the Company's minimum criteria of profitability and to promote improved density of the Company's payphone routes. During the most recent two years ending December 31, 2001 and 2000, the Company removed 13,500 and 10,800 payphones respectively. The Company has an ongoing program to identify additional payphones to be removed in 2002 based upon low revenue performance and route density considerations.

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

OPERATIONS

     As of December 31, 2001 and December 31, 2000, the Company owned and operated approximately 55,000 and 67,000 payphones, respectively.

 Coin Calls

     The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. See "-- Regulation-Effect of Federal Regulation of Local and Dial-Around Calls."

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

 Payphone Base

     The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net decrease in Company payphones in operation.

                                                2001      2000      1999
                                               -------   -------   -------
Acquired.....................................       --        --     1,341
Installed....................................     1507     3,041     5,985
Removed......................................  (13,507)  (10,844)  (16,841)
                                               -------   -------   -------
Net Increase/(Decrease)......................  (12,000)   (7,803)   (9,515)
                                               =======   =======   =======
Total payphones in service (approximately)...   55,000    67,000    75,000
                                               =======   =======   =======

     The Company had approximately 55,000 payphones in operation in forty-four states and the District of Columbia as of December 31, 2001, compared with approximately 67,000 in operation as of December 31, 2000. The five states possessing the greatest numbers of installed telephones as of December 31, 2001 were: Florida (9,376), New York (4,725), Virginia (4,115), Tennessee (3,445), and North Carolina (3,078).

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

     In 2001, the Company continued its aggressive monitoring of the payphone base, which began in 1999, and removed under-performing payphones, which are available for relocation at sites with greater potential for profitability.

  Service and Maintenance

     The Company employs field service technicians, each of whom collects coin boxes and cleans and maintains a route of payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the Company's polling and electronic tracking and trouble reporting systems and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

  Customers, Sales and Marketing

     The Location Owners with whom the Company contracts are a diverse group of small, medium and large businesses which are frequented by individuals needing payphone access. The majority of the Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and shopping centers.

As of December 31, 2001, corporate payphone accounts of 50 or more payphones represented approximately 60 percent of the Company's installed payphone base.

  Service and Equipment Suppliers

     The Company's primary suppliers provide payphone components, local line access, and long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

     The Company purchases some parts and equipment from various manufacturers and otherwise utilizes parts from payphones removed from field service for repair and installation of payphones. The Company primarily obtains local line access from various LECs, including BellSouth, Verizon, SBC Communications, Qwest and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to the Company by various long-distance and operator service providers, including Sprint, AT&T, Qwest and others.

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

     In 1996, recognizing that IPPs had been at a severe competitive disadvantage under the existing system of regulation and had experienced substantial increases in dial-around calls without a corresponding adjustment in compensation, Congress enacted Section 276 to promote both competition among payphone service providers and the widespread deployment of payphones throughout the nation. Section 276 directed the FCC to implement rules by November 1996 that would:

     - create a standard regulatory scheme for all public payphone service providers;

     - establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;

     - terminate subsidies for LEC payphones from LEC regulated rate-base operations;

     - prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC's regulated asset base;

     - provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC's determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

     - provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

     - evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and

     - preempt any state requirements which are inconsistent with the FCC's regulations implementing Section 276.

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which will be adjusted to $0.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until April 21, 2002, when it will be adjusted to $0.238. The FCC has stated its intention to conduct a third-year review of the rate, but no review has yet been commenced. There is pending a Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, which has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order (other than the pending retroactive application issue, discussed below) pursuant to the pending Reconsideration Petition, although no assurances can be given.

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to require that the first long distance carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a pending petition of reconsideration of this retroactive application of the rate. The 1999 Payphone Order deferred a final ruling on the treatment of the period beginning November 7, 1996 and ending on October 6, 1997 (the "interim period") to a later order. The FCC further ruled that, after the establishment of an interim period compensation rate and an allocation of the rate among carriers, a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for both the interim and intermediate periods.

     In a decision released January 31, 2002, which remains subject to reconsideration, the FCC partially addressed the remaining issues concerning interim and intermediate period compensation. The FCC adjusted the per-call rate to $0.229, for the interim period only, to account for a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($0.229 times an average of 148 calls per payphone per month). The FCC deferred to a later, as yet unreleased, order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. It is possible that the final resolution of the timing and other issues relating to these retroactive adjustments and the outcome of any related administrative or judicial review of such adjustments could have a material adverse effect on the Company. See
"-- Effect of Federal Regulation of Local Coin and Dial-Around Calls."

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

     The Company recorded dial-around compensation revenue, net of adjustments, of approximately $19.1 million for the year ended December 31, 2001; $22.9 million for the year ended December 31, 2000; and approximately $35.9 million for the year ended December 31, 1999.

     The Company believes that it is legally entitled to fair compensation under the 1996 Telcom Act for dial-around call the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. Based on the information available, the Company believes that the minimum amount it is entitled to as fair compensation under the 1996 Telcom Act for this period is $31.18 per payphone per month and the Company, based on the information available to it, does not believe that it is reasonably possible that the amount will be materially less than $31.18 per payphone per month. While the amount of $0.24 per call ($0.238 after April 21, 2002) constitutes the current level of "fair" compensation, as determined by the FCC, certain carriers have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could have a material adverse effect on the Company's results of operations and financial position.

     Local Coin Call Rates. To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On

July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, have increased rates for local coin calls. Given the lack of direction on the part of the FCC on specific requirements for obtaining a state exemption, the Company's inability to predict the responses of individual states or the market, and the Company's inability to provide assurance that deregulation, if and where implemented, will lead to higher local coin call rates, the Company is unable to predict the ultimate impact on its operations of local coin rate deregulation. The Company has, however, experienced, and continues to experience, lower coin call volumes on its payphones resulting from increased local coin calling rates, as well as from the growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

  Other Provisions of The 1996 Telecom Act and FCC Rules

     As a whole, the 1996 Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry. The Company believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there are numerous uncertainties in the implementation and interpretation of the 1996 Telecom Act that may moderate any long-term positive impact. The Company has identified the following such uncertainties:

     - Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act.

     - The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC's new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Proceedings are now pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to resolve these issues.

     - In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC's Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 were grandfathered and will remain in effect pursuant to their terms.

     - The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions exist with respect to 0+ local and 0- call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

     - The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, and the matter may be readdressed as circumstances change.

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

MAJOR CUSTOMERS

     No individual customer accounted for more than 10% of the Company's consolidated revenues in 2001, 2000 or 1999.

COMPETITION

     The Company competes for payphone locations directly with LECs and other IPPs. The Company also competes, indirectly, with long-distance companies, which can offer Location Owners commissions on long-distance calls made from LEC-owned payphones. Most LECs and long-distance companies against which the Company competes and some IPPs may have substantially greater financial, marketing and other resources than the Company. In addition, many LECs, faced with competition from the Company and other IPPs, have increased their compensation arrangements with Location Owners to offer more favorable commission schedules.

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

EMPLOYEES

     As of December 31, 2001, the Company had 377 full-time employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company leases approximately 56,000 square feet of space in Tampa, Florida that includes two locations for executive office space and facilities for the assembly and repair of payphones. The Company also leases space for its 17 division offices for payphone operations in various geographic locations across the country.

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

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel Technologies, Inc. ("PhoneTel"), based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/ PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/ PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone.

     Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. The Settlement Agreement further provides that as promptly as possible after the closing of the PhoneTel Merger, the parties will execute a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case was dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter.

     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and discovery is underway. The Company intends to vigorously defend itself in the case.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the 1996 Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company's 1996 Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the case.

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

     On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et al, brought in the district court for Cameron County, Texas. Plaintiffs claim that defendants were negligent and such negligence proximately caused the death of Thomas Sanchez, a former Davel employee. The matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

     The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 10, 2002, the Company held its 2001 Annual Meeting of Stockholders at the Company's headquarters in Tampa, Florida. At the Annual Meeting, stockholders were asked to vote on the election of the nominated slate of directors. It was the intention of the persons named in the form of proxy accompanying the Company's 2001 Proxy Statement to vote the shares represented by any completed proxies in favor of the six nominees named below.

     The following nominees were proposed and elected to the Company's Board of Directors, to serve until the next annual meeting of stockholders or until their successors are elected and qualified:

                                Raymond A. Gross
                                 David R. Hill
                                 Robert D. Hill
                             Donald J. Liebentritt
                                William C. Pate
                          Theodore C. Rammelkamp, Jr.

     The following votes were tabulated at the 2001 Annual Meeting with respect to the election of directors:

                                                          VOTES AGAINST     ABSTENTIONS/
NOMINEE                                       VOTES FOR    OR WITHHELD    BROKER NON-VOTES
-------                                       ---------   -------------   ----------------
Raymond A. Gross............................  5,929,891      57,648            50,800
David R. Hill...............................  5,919,480      68,059            61,211
Robert D. Hill..............................  5,929,956      57,583            50,735
Donald J. Liebentritt.......................  5,980,691       6,848                --
William C. Pate.............................  5,980,691       6,848                --
Theodore C. Rammelkamp, Jr..................  5,980,691       6,848                --

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

     Market Information. Davel Common Stock trades on the NASDAQ over-the-counter bulletin board under the symbol "DAVL.OB'. The following table sets forth, for the periods indicated, the high and low closing prices of Davel Common Stock on the NASDAQ National Market System, or bulletin board system, from January 1, 1999 through December 31, 2001.

                                                            HIGH     LOW
                                                           ------   -----
1999
First Quarter............................................  $18.13   $7.00
Second Quarter...........................................    8.50    5.25
Third Quarter............................................    6.50    3.94
Fourth Quarter...........................................    5.38    3.00
2000
First Quarter............................................  $ 5.75   $2.00
Second Quarter(1)........................................    2.38     .34
Third Quarter(1).........................................    1.59     .19
Fourth Quarter(1)........................................     .19     .02
2001
First Quarter(1).........................................  $ 0.06   $0.03
Second Quarter(1)........................................     .23     .03
Third Quarter(1).........................................     .09     .04
Fourth Quarter(1)........................................     .05     .01

---------------

(1) The company ceased trading on the NASDAQ National Market System effective May 15, 2000. Thereafter, the Company began trading on the NASDAQ over-the-counter bulletin board.

     As of March 21, 2002, there were approximately 865 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The closing sale price of the Company's Common Stock on March 21, 2002 was $0.04 per share.

     Dividends. The Company did not pay any dividends on its Common Stock during 2001 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain cash to repay indebtedness and to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Old Credit Facility and New Senior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

     Recent Sales of Unregistered Securities. In the year ended December 31, 2001, the Company did not sell any securities that were not registered under the Securities Act of 1933.

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

                                                      YEAR ENDED DECEMBER 31,(1)
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        ------------------------------------------------------
                                          2001        2000        1999     1998(2)      1997
                                        ---------   ---------   --------   --------   --------
OPERATING DATA:
Revenue...............................  $  90,618   $ 126,271   $175,846   $194,818   $158,411
Expenses..............................    106,620     210,613    232,935    220,600    152,368
                                        ---------   ---------   --------   --------   --------
Operating income (loss)...............    (16,002)    (84,342)   (57,089)   (25,782)     6,043
Other expense.........................     27,412      27,138     23,412     23,881     13,084
Income taxes..........................         --          --     (1,755)        --      2,459
                                        ---------   ---------   --------   --------   --------
Loss from continuing operations before
  Extraordinary item..................    (43,414)   (111,480)   (78,746)   (49,663)    (9,500)
Gain (loss) from discontinued
  operations..........................         --          --         --        607      2,092
Extraordinary loss from extinguishment
  of debt.............................         --          --         --    (17,856)        --
                                        ---------   ---------   --------   --------   --------
Net loss..............................  $ (43,414)  $(111,480)  $(78,746)  $(66,912)  $ (7,408)
                                        ---------   ---------   --------   --------   --------
Basic and diluted loss per share:
Continuing operations before
  extraordinary item..................  $   (3.89)  $  (10.02)  $  (7.40)  $  (5.68)  $  (1.27)
Gain (loss) from discontinued
  operations..........................         --          --         --       0.07       0.25
Extraordinary loss from extinguishment
  of debt.............................         --          --         --      (1.98)        --
Net loss..............................  $   (3.89)  $  (10.02)  $  (7.40)  $  (7.59)  $  (1.02)
Weighted average common shares
  outstanding.........................     11,169      11,126     10,660      9,029      8,407
BALANCE SHEET DATA:
Total assets..........................  $  68,325   $  93,187   $180,761   $273,018   $180,786
Current maturities of long-term debt
  and obligations under capital
  leases..............................    237,726     239,083     21,535     11,525      2,671
Long-term debt and obligations under
  capital leases, Less current
  maturities..........................        308         839    206,509    225,451    107,076
Manditorily redeemable preferred
  stock...............................         --          --         --         --     16,284
Shareholders' equity (deficit)........   (229,813)   (186,392)   (75,079)     1,649     20,290

---------------

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

REGULATORY IMPACT ON REVENUE

  Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. In line with the industry standard, substantially all of the Company's payphones now charge $0.50 per local coin call. In 2001, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company's payphones.

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which will be adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until April 21, 2002, when it will be adjusted to $.238. The FCC has stated its intention to conduct a third-year review of the rate, but no review has yet been commenced. There is pending a Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, which has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order (other than the pending retroactive application issue, discussed below) pursuant to the pending Reconsideration Petition, although no assurances can be given.

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to require that the first long distance carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a pending petition for reconsideration of this retroactive application of the rate. The 1999 Payphone Order deferred a final ruling on the treatment of the period beginning November 7, 1996 and ending on October 6, 1997 (the "interim period") to a later order. The FCC further ruled that, after the establishment of an interim period compensation rate and an allocation of the rate among carriers, a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for both the interim and intermediate periods.

     In a decision released January 31, 2002, which remains subject to reconsideration, the FCC partially addressed the remaining issues concerning interim and intermediate period compensation. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The FCC deferred to a later, as yet unreleased, order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. It is possible that the final resolution of the timing and other issues relating to these retroactive adjustments and the outcome of any related administrative or judicial review of such adjustments could have a material adverse effect on the Company.

     Market forces and factors outside the Company's control could significantly affect the Company's dial-around compensation revenues. These factors include the following: (i) the final resolution by the FCC of the "true up" of the initial interim period flat-rate and "per call" assessment periods, (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and

(iii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

  RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain information from the Company's Consolidated Statements of Operations, included elsewhere in this Annual Report on Form 10-K, expressed as a percentage of total revenues.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
REVENUES:
Coin calls..................................................   68.1%    65.1%    63.0%
Non-coin calls, net of dial-around compensation
  adjustments...............................................   31.9     34.9     37.0
                                                              -----    -----    -----
     Total revenues.........................................  100.0    100.0    100.0
                                                              -----    -----    -----
COSTS AND EXPENSES:
Telephone charges...........................................   32.6     30.3     20.9
Commissions.................................................   24.5     27.4     23.3
Service, maintenance and network costs......................   25.1     27.2     23.9
Depreciation and amortization...............................   21.2     25.3     22.3
Selling, general and administrative.........................   14.3     17.7     12.0
Impairment charges and non-recurring items..................     --     38.8     29.1
Restructuring charge and merger related expenses............     --       --      0.9
                                                              -----    -----    -----
     Total operating costs and expenses.....................  117.7    166.7    132.4
                                                              -----    -----    -----
Operating income (loss).....................................  (17.7)%  (66.7)%  (32.4)%
                                                              =====    =====    =====

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Total revenues decreased approximately $35.7 million, or 28.2%, from approximately $126.3 million in the year ended December 31, 2000 to approximately $90.6 million in the year ended December 31, 2001. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless and other public communication services, and changes in call traffic.

     Coin call revenues decreased approximately $20.5 million, or 25.0%, from approximately $82.2 million in the year ended December 31, 2000 to approximately $61.7 million in the year ended December 31, 2001. The decrease in coin call revenues was primarily attributable to an ongoing strategy to remove unprofitable payphones as well as lower call volumes on the Company's payphones due to increased competition from wireless and other public communication services. The number of payphones removed from service declined from approximately 67,000 at the beginning of 2001 to approximately 55,000 at December 31, 2001.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $15.1 million, or 34.3%, from approximately $44.1 million in the year ended December 31, 2000 to approximately $29.0 million in the year ended December 31, 2001. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services, and changes in call traffic. Dial-around revenue decreased approximately $3.8 million, from approximately $22.9 million in the year ended December 31, 2000 to approximately $19.1 million in the year ended December 31, 2001. The dial-around decrease is primarily attributable to the removal of approximately 13,500 unprofitable payphones for the calendar year 2001 and continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process. Long-distance revenues decreased approximately $10.1 million, from approximately $19.9 million in the year ended December 31, 2000 to approximately $9.8 million in the year ended December 31, 2001. Operator services are provided by third parties which pay Davel a commission on their gross billings. Non-coin call revenues also includes other revenue, which decreased approximately $1.2 million, or 92.4%, from approximately $1.3 million in the year ended December 31, 2000 to approximately $0.1 million in the year ended December 31, 2001. Non-carrier service revenues from Sprint declined $1.4 million due to the conclusion of a designated one-time program in the second quarter of 2000.

     Telephone charges decreased approximately $8.7 million, or 22.8%, from approximately $38.3 million in the year ended December 31, 2000 to approximately $29.6 million in the year ended December 31, 2001. The decrease is primarily due to the removal of approximately 13,500 phones, regulatory changes resulting in lower rates charged by the LECs, and management actions to attain lower rates. Telephone charges would have been impacted by refunds totaling $3.1 million received from BellSouth for prior period charges pursuant to a recently adopted "New Service Test" in Tennessee. However, the Company has not yet recognized the refunds in its Statement of Operations due to the pending court ruling on BellSouth's appeal. In addition, the Company was the recipient of $2.4 million of refunds from several other LECs, which are the result of favorable regulatory rulings, partially offsetting normal operational telephone charges for the period. A $0.7 million charge associated with the settlement of a dispute with MCI partially offset these savings. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $12.4 million, or 36.0%, from approximately $34.6 million in the year ended December 31, 2000 to approximately $22.2 million in the year ended December 31, 2001. The results include a favorable adjustment of $0.6 million resulting from a change in a contract. Additionally, the decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs decreased approximately $11.6 million, or 33.8%, from approximately $34.3 million in the year ended December 31, 2000 to approximately $22.7 million in the year ended December 31, 2001. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $6.4 million generated from rationalization of field offices, increased geographic and route density of the payphones, and the Company's ability to improve efficiency on servicing the Company's payphones. Reductions in service and collection expenses of approximately $1.6 million, vehicle servicing expenses of approximately $1.1 million, and field office expenses of approximately $0.8 million occurred as a result of lower phone count and field office reorganizations. Network access savings of $2.6 million were partially offset by a $0.5 million network expense increase associated with the settlement of a dispute with MCI. Net increases of $0.4 million in a variety of other expense items comprised the remaining changes.

     In the third quarter of 2001, the Company began implementing the previously announced PhoneTel Merger servicing agreement initiatives with regard to service, maintenance, and network services. This resulted in the termination of 55 employees, including skilled service technicians and field office support staff, late in the third quarter. The Company did not experience material savings from this initiative in the third quarter of 2001, due to the timing of employee terminations and the payment of severance pay; however, savings of approximately $0.5 million were experienced in the fourth quarter and for the year in total.

     Depreciation and amortization expenses decreased $12.8 million, or 39.9%, from $32.0 million in the year ended December 31, 2000 to $19.2 million in the year ended December 31, 2001. The decrease in depreciation expense is primarily a result of fewer payphones being in service and one-time impairment charges recorded in the fourth quarter of 2000. The decrease in amortization is primarily due to the adjustments to location contracts and goodwill recorded as an impairment charge in the fourth quarter of 2000.

     Selling, general and administrative expenses decreased approximately $9.5 million, or 42.3%, from approximately $22.4 million in the year ended December 31, 2000 to approximately $12.9 million in the year ended December 31, 2001. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $3.3 million, which occurred as a result of continued reductions in headcount in light of the lower number of payphones in service. In addition, there were decreases in professional fees of $2.4 million, travel expenses of $0.4 million, association and regulatory compliance expenses of $0.4 million, property taxes of $0.2 million, $0.9 million in maintenance expense for a computer system which was replaced, and bad debts of $1.7 million. A variety of other expense items provided a net reduction of $0.2 million as compared to last year.

     Interest expense in the year ended December 31, 2001 increased approximately $0.3 million, or 0.9%, from approximately $27.4 million in the year ended December 31, 2000 to approximately $27.7 million in the year ended December 31, 2001. This increase is attributable to slightly higher average borrowing levels related to the Company's Old Credit Facility. See "-- Liquidity and Capital Resources." Other income decreased approximately $22,000 to $260,000 in the year ended December 31, 2001 from $282,000 in the year ended December 31, 2000.

     The Company did not recognize non-recurring charges in the year ending December 31, 2001 as compared to recognizing non-recurring charges of approximately $49.0 million for the year ending December 31, 2000. See "Notes to Consolidated Financial Statements, No. 3 -- Summary of Significant Accounting Policies -- Long Lived Assets". The charges incurred in the year ended December 31, 2000 reflected adjustments to the value of installed telephones ($13.9 million) and uninstalled telephones ($13.5 million), a write-down of location contracts related to removed or unprofitable telephones ($10.2 million), non-recurring items ($7.0 million) and a write-down of goodwill related to the prior purchases of payphone assets ($4.4 million).

     Net loss decreased approximately $68.1 million, or 61.1%, from approximately $111.5 million in the year ended December 31, 2000 to approximately $43.4 million in the year ended December 31, 2001. This decrease in loss occurred because efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

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

     Coin call revenues decreased approximately $28.6 million, or 25.8%, from approximately $110.8 million in the year ended December 31,1999 to approximately $82.2 million in the year ended December 31, 2000. The decrease in coin call revenues was primarily attributable to an ongoing strategy to remove unprofitable payphones as well as lower call volumes on the Company's payphones due to increased competition from wireless and other public communication services. The number of payphones removed from service declined from approximately 75,000 at the beginning of 2000 to approximately 67,000 at December 31, 2000.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $21.0 million, or 32.3%, from approximately $65.1 million in the year ended December 31, 1999 to approximately $44.1 million in the year ended December 31, 2000. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company's payphones resulting from the growth in wireless communication services, and changes in call traffic. Dial-around revenue decreased approximately $13.0 million, from approximately $35.9 million in the year ended December 31, 1999 to approximately $22.9 million in the year ended December 31, 2000. The dial-around decrease is primarily attributable to the removal of approximately 10,800 unprofitable payphones for the calendar year 2000 and continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process now under regulatory review by the FCC. Long-distance revenues decreased approximately $5.5 million, from approximately $25.4 million in the year ended December 31, 1999 to approximately $19.9 million in the year ended December 31, 2000. During 1999, operator services were managed through the Company's switch. Revenue was recorded for the gross billings and service, while maintenance and network costs were recorded for the cost of the carrier services. The switch was phased out during 1999 and shut down in November 1999. Operator services are now provided by third parties that pay Davel a commission on their gross billings. These third parties incur the expense related to their carrier services. Non-coin call revenues also include other revenue, which decreased approximately $1.8 million, or 58.0%, from approximately $3.1 million in the year ended December 31, 1999 to approximately $1.3 million in the year ended December 31, 2000. Non-carrier service revenues from Sprint declined $1.4 million due to the conclusion of a designated one-time program in the second quarter of 2000. An additional $0.6 million of debit card sales were realized in the year ended December 31, 1999 that did not take place in year ended December 31, 2000 as the Company exited the debit card business.

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

     Service, maintenance and network costs decreased approximately $7.7 million, or 18.4%, from approximately $42.1 million in the year ended December 31, 1999 to approximately $34.3 million in the year ended December 31, 2000. Service, maintenance and network costs increased from 23.9% of total revenues in the year ended December 31, 1999 to 27.2% of total revenues in the year ended December 31, 2000. Despite cost savings gained from consolidating offices following the Peoples Telephone Merger, increased geographic concentration of the payphones and improved efficiency in servicing Company payphones, the decline in revenues more than offset the decline in expenses associated with the Company's cost saving measures. Components of cost having the greatest impact on year over year cost savings were salaries and wages ($3.1 million), network billing costs ($1.7 million), regulatory compliance ($0.6 million) and service and collection costs ($0.9 million). Certain staff reductions and office closings initiated in the fourth quarter of 2000 served to increase short-term expenses while realization of net expense savings will occur in 2001 and beyond.

     Depreciation and amortization expenses decreased $7.2 million, or 18.4%, from $39.2 million in the year ended December 31, 1999 to $32.0 million in the year ended December 31, 2000. The decrease in depreciation expense is primarily a result of fewer payphones being in service. The decrease in amortization expense occurred despite an acceleration of site contract amortization of taken out of service. Approximately 10,800 payphones were removed from service in 2000, compared with 16,800 payphones removed in 1999. Reductions in amortization have also occurred due to the elimination of goodwill and site contract intangible assets related to the 1998 CCI Acquisition. Write-offs of these CCI assets occurred in the third quarter of 1999.

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

     Interest expense in the year ended December 31, 2000 increased approximately $4.3 million, or 18.6%, from approximately $23.1 million in the year ended December 31, 1999 to approximately $27.4 million in the year ended December 31, 2000. This increase is attributable to higher average interest rates and increased borrowing levels related to the Company's Old Credit Facility. See "-- Liquidity and Capital Resources." Other income (expense) increased approximately $511,000 to $282,000 in the year ended December 31, 2000 from $(229,000) in the year ended December 31, 1999.

     The Company recognized non-recurring charges of approximately $49.0 million and $51.2 million, for the years ending December 31, 2000 and 1999, respectively. See "Notes to Consolidated Financial Statements, No. 3 -- Summary of Significant Accounting Policies -- Long Lived Assets". The charges incurred in the year ended December 31, 2000 reflected adjustments to the value of installed telephones ($13.9 million) and uninstalled telephones ($13.5 million), a write-down of location contracts related to removed or unprofitable telephones ($10.2 million) and a write-down of goodwill ($4.4 million) related to the prior purchases of payphone assets. The charges incurred in the year ended December 31, 1999 reflected a $37.9 million write-down of goodwill and a $9.8 million write-down of location contracts related to payphones acquired in the CCI Acquisition, a $1.1 million writedown of uninstalled telephones, and $0.1 million of other assets.

     Loss from continuing operations before extraordinary items and income taxes increased approximately $31.0 million, or 38.5%, from approximately $80.5 million in the year ended December 31, 1999 to $111.5 million in the year ended December 31, 2000.

     Net loss increased approximately $32.7 million, or 41.6%, from the prior-year period, from approximately $78.7 million in the year ended December 31, 1999 to approximately $111.5 million in the year ended December 31, 2000. This increase in loss occurred because efforts to reduce operating expense levels could not keep pace with the decline in revenues.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flows

     Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuances of common stock and proceeds from the issuance of preferred stock. There was no stock issued in the most recent two years. For 2001, quarterly revenue as a percentage of total revenue was approximately 25.6%, 25.9%, 25.8%, and 22.7%, respectively, for the first through fourth quarters of the year. In addition, for fiscal 2001, quarterly loss from operations as a percentage of total loss from operations was approximately (30.7%), (18.6%), (22.4)%, and (28.3)%, respectively, for the first through fourth quarters of the year. The Company's revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable payphones, and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Payphones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the years, while the Company's payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters.

     During the year ended December 31, 2001, operating activities generated $1.6 million of net cash, compared to the use of $9.9 million in 2000. Cash generation resulted from the fact that total uses, which included the operating loss of $43.4 million, reductions in accounts payable and accrued expenses of $2.6 million and other uses of $1.2 million, were more than offset by total sources, which included depreciation and amortization of $19.2 million, amortization of deferred financing charges of $3.7 million, a reduction in trade receivables of $2.4 million and an increase in accrued interest of $23.3 million.

     Capital expenditures for 2001 were $0.5 million compared to $2.1 million for 2000. These capital expenditures were primarily used to purchase payphone parts, computers and software equipment.

     The Company's principal sources of liquidity come from cash flow generated from operating activities. The Company's principal uses of liquidity are to provide working capital and, to the extent available, to meet debt service requirements. At December 31, 2001, the Company had utilized all available borrowing capacity under the revolving credit facility.

     Financing activities used approximately $1.9 million in cash in 2001 to repay long-term debt and capital lease obligations. All outstanding debt in connection with the Old Credit Facility continues to be classed as a current liability. In April 2001, the Company repaid approximately $1.1 million of the Old Credit Facility. See "-- Old Credit Facility."

  Old Credit Facility

     In connection with the Peoples Telephone Merger, the Company entered into the Old Credit Facility with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein. The Old Credit Facility provides for borrowings by Davel from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

     Indebtedness of the Company under the Old Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by Davel and all its subsidiaries. In February 2002, pursuant to an Intercreditor and Subordination Agreement entered into by the Junior Lenders and the lenders under the New Senior Credit Facility, the Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the new Senior lenders.

     The Company's borrowings under the Old Credit Facility bore interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Old Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Old Credit Facility). Base Rate Loans bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Old Credit Facility).

     The Company is required to pay the lenders under the Old Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Old Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Old Credit Facility. The Administrative Agent and the other lenders will receive such other fees as have been separately agreed upon with the Administrative Agent.

     The Old Credit Facility requires the Company to meet certain financial tests and contains certain covenants that, among other things, limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

  First Amendment

     In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility. On April 8, 1999, the Company and the Junior Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ended March 31, 1999, with the financial covenants set forth in the Old Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Junior Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

     - Amendment of the applicable percentages for Eurodollar Loans for the period between April 1, 1999 and June 30, 2000 at each pricing level to 0.25% higher than those in the previous pricing grid

     - Payment of debt from receipt of dial-around compensation accounts receivable related to the period November 1996 through October 1997

     - Further limitations on permitted acquisitions as defined in the Old Credit Facility through June 30, 2000

     - During the period April 1, 1999 to June 30, 2000, required lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $50.0 million

     - The introduction of a new covenant to provide certain operating data to the Junior Lenders on a monthly basis

     - Increases in the maximum allowable ratio of funded debt to EBITDA through the quarter ended June 30, 2000

     - Decreases in the minimum allowable interest coverage ratio through the quarter ended June 30, 2000

     - Decreases in the minimum allowable fixed charge coverage ratio through the quarter ended June 30, 2000.

     The First Amendment also places limits on capital expenditures and required the payment of an amendment fee equal to the product of the Junior Lender commitment multiplied by 0.35%.

  Second Amendment

     In the first quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 2000 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility. Effective March 9, 2000, the Company and the Junior Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment"), which waived certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to $245 million (through a permanent reduction of the revolving line of credit to $45 million), placement of a block on the final $10 million of borrowing under the revolving credit facility (which requires that all of the Junior Lenders be notified in order to access the final $10.0 million of availability on that facility), a fee of 35 basis points of the Junior Lenders' commitment and a moratorium on acquisitions. The Second Amendment contained amendments that provided for the following:

     -  Amendment of the applicable percentages for Eurodollar Loans to:

       (a) 3.50% for all Revolving Loans which are Eurodollar Loans, all Tranche A Term Loans which are Eurodollar Loans, and all Letter of Credit Fees;

       (b)  4.25% for all Tranche B Term Loans which are Eurodollar Loans;

       (c) 2.00% for all Revolving Loans which are Base Rate Loans and all Tranche A Term Loans which are Base Rate Loans;

       (d)  2.75% for all Tranche B Term Loans which are Base Rate Loans; and

       (e)  0.75% for all Commitment Fees;

     - After March 9, 2000, introduction of a new covenant requiring lenders' consent for the making of loans or the issuance of letters of credit if the sum of revolving loans outstanding plus letter of credit obligations outstanding exceeds $35.0 million;

     - The addition of a new covenant to provide financial statements to the Junior Lenders on a monthly basis;

     - Increases in the maximum allowable ratio of funded debt to EBITDA through the maturity date of the loan;

     - Decreases in the minimum allowable interest coverage ratio through the maturity date of the loan;

     - Decreases in the minimum allowable fixed charge coverage ratio through the maturity date of the loan;

     -  Decreases in permitted capital expenditures to $10 million annually; and

     - Reduction of the maximum interest period for Eurodollar loans to 30 days.

  Third Amendment

     In the second quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first six months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility as well as the June 30, 2000 debt amortization and interest payments. On June 22, 2000, the Company and the Junior Lenders agreed to the Third Amendment to Credit Agreement (the "Third Amendment"), which eliminated the financial covenant compliance test for the fiscal quarter ended June 30, 2000, as was set forth in the Old Credit Facility. The Third Amendment also provided for the following:

     - Term Loan A amortization payments totaling $5.0 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the $5.0 million amortization payment scheduled for that date. The total Term A amortization payments due on September 30, 2000 are $10.0 million;

     - Term Loan B amortization payments totaling approximately $0.2 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the approximately $0.2 million amortization payment scheduled for that date. The total Term B amortization payments due on September 30, 2000 are approximately $0.5 million;

     - Interest payments due on June 30, 2000 became due and were paid on July 10, 2000; and

     - All interest otherwise due and payable on each interest payment date occurring after June 30, 2000 and before September 30, 2000 shall continue to accrue on the applicable loans from and after such interest payment date and shall be due and payable in arrears on September 30, 2000.

  Fourth Amendment

     In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Junior Lenders agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

     - Term Loan A, Term Loan B and Revolving Loan amortization payments totaling $15.7 million will be due on January 12, 2001. In addition, amortization payments of approximately $7.7 million are due on each of March 31, June 30, September 30 and December 31, 2001, and the balance of the then outstanding principal amount of all loan obligations is due on January 11, 2002;

     - Interest payments otherwise due and payable on any interest payment date prior to January 12, 2001 will continue to accrue and be payable in arrears on January 12, 2001;

     - Applicable percentages for adjusted LIBOR interest rates after September 29, 2000 were generally lowered from those set forth in the Third Amendment to 2.75% for all Loans, except that rates will continue to equal 3.50% for all Letter of Credit Fees and 0.75% for all Commitment Fees;

     - Positive net cash on hand in excess of $2.0 million at the end of each month will be paid to the Junior Lenders as a prepayment of the Loans;

     - The Revolving Loan commitment was terminated;

     - Capital expenditures for the period October 1, 2000 to January 12, 2001 are limited to $400,000; and

     - The provision regarding the application of prepayments was modified, and a new provision was added requiring the Company to submit to the Junior Lenders bi-weekly cash flow forecasts and a revised business plan for the 2001 fiscal year.

  Fifth Amendment

     On November 29, 2000, the Borrower requested that the Junior Lenders waive its noncompliance with the requirements of the Credit Agreement resulting from the Borrower's non-delivery of a revised business plan to the Junior Lenders on or before November 15, 2000. In exchange, the Borrower agreed to amend certain provisions of the Old Credit Facility that had permitted the Borrower to dispose of certain property outside the ordinary course of business and to make certain investments outside the ordinary course of business so as to require, in each case, the Junior Lenders' prior written approval for any such disposition or investment.

  Sixth Amendment

     In the fourth quarter of 2000, the Company gave notice to the Administrative Agent that the Company would not be able to make the January 12, 2001 debt amortization and interest payments. On March 23, 2001, the Company and the Junior Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"), which provided for the following:

     - Amortization payments of $1.1 million would be made on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001;

     - The remaining outstanding principal amount of all loans, together with all accrued and unpaid interest, will be due on January 11, 2002;

     - The Company will provide monthly budget reconciliation reports to the Junior Lenders;

     - The Company will comply with an agreed-upon budget for expenses in 2001;

     - The Company will be subject to a limit on capital expenditures and certain location signing bonuses in 2001 and a minimum EBITDA covenant for 2001; and

     - The Company agreed to the substitution of a new administrative agent for the Junior Lenders, to pay such new agent a monthly fee of $30,000 and to pay certain earned fees of the professional advisors to the Junior Lenders.

  Seventh Amendment

     Effective as of February 19, 2002, the Company and the Junior Lenders entered into the Seventh Amendment, which provided for the following:

     - The payment defaults arising out of the Company's failure to make scheduled principal payments on July 15, 2001, October 15, 2001 and January 11, 2002 were waived effective as of the dates such payments were due;

     - The covenant violations arising out of the Company's failure to comply with its minimum cumulative EBITDA covenant from May to December 2001 were waived effective as of the dates of such violations; and

     - The Junior Lenders' consent to the New Senior Credit Facility and the transactions contemplated by the merger agreement with PhoneTel, including the debt-for-equity exchange described above.

     The Old Credit Facility contains customary events of default, including without limitation, payment defaults, defaults for breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, defaults for certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the Old Credit Facility to be in full force and effect, and defaults for a change of control of the Company.

     The Company has incurred losses of approximately $43.4 million, $111.5 million, and $78.7 million for the years ended December 31, 2001, 2000, and 1999 respectively. In addition, the Company was unable to make debt amortization payments of approximately $245 million and interest payments of approximately $36.3 million, which would have been due and payable on January 11, 2002 but for the Company's signing a Seventh Amendment to its loan agreement that extended the due date to August 31, 2002, unless earlier restructured pursuant to the debt-for-equity exchange described above. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's plans to increase liquidity include efforts to substantially reduce costs, including through the PhoneTel Merger. Management believes this will result in expansion of its market presence and further leveraging of its infrastructure. In order to pursue this strategy, the Company has entered into the New Senior Credit Facility and agreed to the debt-for-equity exchange with the Junior Lenders, which will be substantially dilutive to existing stockholders. Notwithstanding the $5 million of additional liquidity made available to Davel pursuant to the New Senior Credit Facility, in the absence of improved operating results and the successful completion of the PhoneTel Merger and the debt-for-equity exchange, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations and make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute such sales, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. As a result, doubt exists about the Company's ability to continue as a going concern.

  New Senior Credit Facility

     Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "New Senior Lenders") entered into the New Senior Credit Facility with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. The New Senior Credit Facility is guaranteed by Davel and all of its domestic subsidiaries. Pursuant to the New Senior Credit Facility, the New Senior Lenders loaned $10,000,000 in the aggregate on February 21, 2002, $5,000,000 to each of Davel and PhoneTel. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts owing under the New Senior Credit Facility.

     Interest on the funds loaned pursuant to the New Senior Credit Facility accrues at the rate of fifteen percent (15%) per annum and is payable monthly in arrears. A principal amortization payment in the amount of $833,333 is owing on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. All amounts owing under the New Senior Credit Facility will be due and owing on August 31, 2002 if the PhoneTel Merger shall not have been consummated by such date (unless the New Senior Lenders shall have consented to an extension of such date).

     Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002, the Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the New Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the New Senior Credit Facility, the senior security interests of the New Senior Lenders will terminate and the Junior Lenders will, once again, hold first priority security interests in the Company collateral. Pursuant to the Seventh Amendment, the Junior Lenders consented to the Company's entering into the New Senior Credit Facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". See "Notes to Financial Statements No. 3". Statement 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the change in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other comprehensive loss until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedged derivative's change in fair value will be immediately recognized in earnings. Adoption of these new accounting standards on January 1, 2001 resulted in a cumulative after-tax reduction to other comprehensive loss of $51,000 in the first quarter of 2001.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. As discussed in Note 2, the Company has entered into a merger agreement with PhoneTel that provides for the exchange of common stock. Pursuant to SFAS No. 141, the merger will be accounted for as a purchase business combination. The effects on the accounting for the initial recognition and determining carrying value of goodwill, if any, that arise from the purchase have not yet been determined by management. Davel will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effects of these tests will be on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause actual results of Davel, or a combined Davel and PhoneTel, to differ materially, many of which are beyond the control of Davel, include, but are not limited to, the following: (1) the businesses of Davel and PhoneTel may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected benefits and synergies from the combination may not be realized within the expected time frame or at all; (3) revenues following the PhoneTel Merger may be lower than expected; (4) operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; (5) generating incremental growth in the customer base of the combined company may be more costly or difficult than expected; (6) the effects of legislative and regulatory changes; (7) the tax treatment of the proposed transactions; (8) an inability to retain necessary authorizations from the FCC and state utility or telecommunications authorities;
(9) an increase in competition from cellular phone and other wireless products and wireless service providers; (10) the introduction of new technologies and competitors into the telecommunications industry; (11) changes in labor, telephone line service, equipment and capital costs; (12) future acquisitions, strategic partnership and divestitures; (13) general business and economic conditions; and (14) other risks described from time to time in periodic reports filed by Davel with the Securities and Exchange Commission. Statements that include the words "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues," "forecast," "designed," "goal," or the negative of those words or other comparable words should be considered to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements included in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company is subject to variable interest rate risk on its existing Old Credit Facility and any future financing requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     As of December 31, 2001, the Company was party to an interest rate collar agreement with a large financial institution. The notional amount of the interest rate collar is $25 million and the agreement has a cap rate of 6.5% and a floor rate of 4.8% based on the U.S. one month LIBOR rate. This interest rate collar agreement terminated in February 2002. The Company does not hold derivatives for trading purposes.

     Based upon the Company's variable rate indebtedness and weighted average interest rates at December 31, 2001, a ten-percent increase or decrease in the market rate of interest would have an immaterial effect on future earnings and cash flows. A ten percent increase or decrease in the market rate of interest would have an immaterial effect on the fair market value of the Company's debt.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company's arrangements or capital financial structure.

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Public Accountants Report of Aidman, Piser &
  Company, P. A. for the year ended December 31, 2001.......    35
Independent Public Accountants Report of Arthur Andersen LLP
  for the years ended December 31, 2000 and 1999............    36
Consolidated Balance Sheets for December 31, 2001 and
  2000......................................................    37
Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999..........................    38
Consolidated Statements of Shareholders' Equity (Deficit)
  and Other Comprehensive Loss for the years ended December
  31, 2001, 2000, and 1999..................................    39
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    40
Notes to Consolidated Financial Statements..................    41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Davel Communications, Inc.:

     We have audited the accompanying consolidated balance sheet of Davel Communications, Inc. (the "Company") and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity (deficit) and other comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Davel Communications, Inc. and Subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and has a substantial working capital deficiency and has been unable to comply with the terms of its debt agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 14 to the financial statements, dial-around revenues during the period November 7, 1996 to April 20, 1999 are the subject of review and reconsideration by the Federal Communications Commission ("FCC"). As a result of the proceedings, the FCC has determined that there will be an industry-wide reconciliation to reflect "true-up" underpayments and overpayments made during that period as between the payphone providers, including the Company, and the relevant dial-around carriers. While the timing and amounts of such true-up payments, if any, are not currently determinable, in management's opinion the final resolution and implementation of this reconciliation process, and the outcome of any related administrative or judicial review of such adjustments, could potentially have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AIDMAN PISER & COMPANY, P. A.

Tampa, Florida
March 8, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Davel Communications, Inc.:

     We have audited the accompanying consolidated balance sheet of Davel Communications, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity (deficit), comprehensive loss, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davel Communications, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and its liabilities exceed its assets by $186.4 million, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP
Tampa, Florida
March 30, 2001

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   5,333   $   6,104
  Trade accounts receivable, net of allowance for doubtful
     accounts of $0 in 2001; $1,515 in 2000.................     11,757      14,307
  Other current assets......................................        629         626
                                                              ---------   ---------
          Total current assets..............................     17,719      21,037
PROPERTY AND EQUIPMENT, NET.................................     47,448      64,702
LOCATION CONTRACTS, NET.....................................      1,983       2,571
OTHER ASSETS, NET...........................................      1,175       4,877
                                                              ---------   ---------
          Total assets......................................  $  68,325   $  93,187
                                                              =========   =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current maturities of long-term debt and obligations under
     capital leases.........................................  $ 237,726   $ 239,083
  Accrued interest..........................................     36,320      13,039
  Accounts payable and other accrued expenses...............     23,784      26,493
                                                              ---------   ---------
          Total current liabilities.........................    297,830     278,615
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES.........        308         839
DEFERRED LONG-TERM REVENUE..................................         --         125
                                                              ---------   ---------
          Total Liabilities.................................    298,138     279,579
COMMITMENTS AND CONTINGENCIES (Note 17).....................         --          --
SHAREHOLDERS' DEFICIT:
  Common stock -- $.01 par value, 50,000,000 shares
     authorized, 11,169,440 and 11,169,540 shares issued and
     outstanding as of December 31, 2001 and 2000,
     respectively...........................................        112         112
  Additional paid-in capital................................    128,503     128,503
  Accumulated other comprehensive loss......................         (7)         --
  Accumulated deficit.......................................   (358,421)   (315,007)
                                                              ---------   ---------
          Total shareholders' deficit.......................   (229,813)   (186,392)
                                                              ---------   ---------
          Total liabilities and shareholders' deficit.......  $  68,325   $  93,187
                                                              =========   =========

  The accompanying Notes are an integral part of these consolidated financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and share data)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
REVENUES:
  Coin calls..............................................  $  61,668   $  82,205   $ 110,790
  Non-coin calls..........................................     28,950      44,066      65,056
                                                            ---------   ---------   ---------
          Total revenues..................................     90,618     126,271     175,846
COSTS AND EXPENSES:
  Telephone charges.......................................     29,577      38,290      36,783
  Commissions.............................................     22,168      34,619      41,014
  Service, maintenance and network costs..................     22,731      34,333      42,077
  Depreciation and amortization...........................     19,241      32,004      39,204
  Selling, general and administrative.....................     12,903      22,365      21,063
  Impairment charge and non-recurring items...............         --      49,002      51,224
  Restructuring charges and merger-related expenses.......         --          --       1,570
                                                            ---------   ---------   ---------
          Total costs and expenses........................    106,620     210,613     232,935
                                                            ---------   ---------   ---------
          Operating loss..................................    (16,002)    (84,342)    (57,089)
OTHER INCOME (EXPENSE):
  Interest expense, net...................................    (27,672)    (27,420)    (23,183)
  Loss on investment......................................         --          --        (350)
  Other...................................................        260         282         121
                                                            ---------   ---------   ---------
          Total other expense.............................    (27,412)    (27,138)    (23,412)
                                                            ---------   ---------   ---------
          Loss before income taxes........................    (43,414)   (111,480)    (80,501)
INCOME TAX BENEFIT:.......................................         --          --      (1,755)
                                                            ---------   ---------   ---------
          Net loss........................................  $ (43,414)  $(111,480)  $ (78,746)
                                                            =========   =========   =========
LOSS PER SHARE: BASIC AND DILUTED.........................  $   (3.89)  $  (10.02)  $   (7.40)
                                                            =========   =========   =========
WEIGHTED AVERAGE SHARES OUTSTANDING -- BASIC AND
  DILUTED.................................................  11,169,485  11,125,582  10,659,594

  The accompanying Notes are an integral part of these consolidated financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND OTHER
                               COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                       (In thousands, except share data)

                                                                              ACCUMULATED        TOTAL
                               COMMON STOCK       ADDITIONAL                     OTHER       SHAREHOLDERS'
                            -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE      EQUITY       COMPREHENSIVE
                              SHARES     AMOUNT    CAPITAL       DEFICIT         LOSS          (DEFICIT)         LOSS
                            ----------   ------   ----------   -----------   -------------   -------------   -------------
BALANCES, December 31,
  1998....................  10,536,155    $105     $126,325     $(124,781)         --          $   1,649       $(64,887)
Grants of common stock....     497,473       5        2,108            --          --              2,113             --
Preferred stock
  dividend................          --      --          (95)           --          --                (95)            --
Net loss..................          --      --           --       (78,746)         --            (78,746)       (78,746)
                            ----------    ----     --------     ---------         ---          ---------       --------
BALANCES, December 31,
  1999....................  11,033,628     110      128,338      (203,527)         --            (75,079)       (78,746)
Grants of common stock....     171,592       2          307            --          --                309             --
Rescission of common
  stock...................     (35,680)     --         (142)           --          --               (142)            --
Net loss..................          --      --           --      (111,480)         --           (111,480)      (111,480)
                            ----------    ----     --------     ---------         ---          ---------       --------
BALANCES, December 31,
  2000....................  11,169,540     112      128,503      (315,007)         --           (186,392)      (111,480)
Rescission of common
  stock...................        (100)     --           --            --          --                 --             --
Market change on interest
  collar..................          --      --           --            --         $(7)                (7)            (7)
Net loss..................          --      --           --       (43,414)         --            (43,414)       (43,414)
                            ----------    ----     --------     ---------         ---          ---------       --------
BALANCES, December 31,
  2001....................  11,169,440    $112     $128,503     $(358,421)        $(7)         $(229,813)      $(43,421)
                            ==========    ====     ========     =========         ===          =========       ========

 The accompanying Notes are an integral part of these consolidated statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 YEAR ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................  $ (43,414)  $(111,480)  $ (78,746)
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Depreciation and amortization...........................     19,241      32,004      39,204
  Increase in allowance for bad debts.....................         --       1,416       5,497
  Write off property and equipment........................        272          --          --
  Amortization of deferred financing charges..............      3,681       2,170         992
  Impairment charges and nonrecurring items...............         --      49,002      51,224
  Stock-based compensation................................         --         167       2,113
  Payment for certain contracts...........................       (618)     (2,245)     (7,859)
Changes in assets and liabilities:
  Accounts receivable.....................................      2,378       7,260       2,358
  Other assets............................................       (351)        (21)      1,970
  Accrued interest........................................     23,281      12,869        (321)
  Accounts payable and accrued expenses...................     (2,645)        759      (7,698)
  Deferred revenue........................................       (188)     (1,767)        312
                                                            ---------   ---------   ---------
     Net cash from operating activities...................      1,637      (9,866)      9,046
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................       (521)     (2,074)     (4,898)
  Purchase of payphone assets, net of cash acquired.......         --          --      (5,123)
                                                            ---------   ---------   ---------
     Net cash from investing activities...................       (521)     (2,074)    (10,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt................................       (941)     (5,237)    (10,950)
Net (payments) proceeds on revolving line of credit.......       (159)     17,043       2,500
Principal payments under capital lease agreements.........       (787)       (754)       (482)
Debt issuance costs.......................................         --        (958)         --
Payment of preferred stock dividend.......................         --          --         (95)
                                                            ---------   ---------   ---------
     Net cash from financing activities...................     (1,887)     10,094      (9,027)
     Net decrease in cash and cash equivalents............       (771)     (1,846)    (10,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............      6,104       7,950      17,952
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................  $   5,333   $   6,104   $   7,950
                                                            =========   =========   =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid during the period.........................  $      --   $  12,137   $  22,619
                                                            =========   =========   =========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Property and Equipment acquired under capital leases:...  $      29   $     826   $      --
                                                            =========   =========   =========

   The accompanying Notes are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

     Davel Communications, Inc., and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest domestic independent payphone service provider in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 55,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional operational facilities in 17 dispersed geographic locations.

2.  LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses of approximately $43.4 million, $111.5 million, and $78.7 million for the years ended December 31, 2001, 2000, and 1999 respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. In addition, the Company was unable to make debt payments of approximately $237.7 million and interest payments of approximately $36.3 million, which became due and payable on January 11, 2002. However, the Company signed a Seventh Amendment to its loan agreement that extended the due date of all payment obligations to August 31, 2002. Notwithstanding the amended loan agreement, the Company's current liabilities exceed its current assets by $280.1 million on December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     During 2001, management commenced an aggressive plan to reduce operating costs and expenses and to preserve liquidity. The execution of this plan involved multiple measures, including the removal of approximately 13,500 payphones which had been identified as unprofitable toward the end of 2000 and throughout 2001. Also, in addition to widespread cost and headcount reductions, in June 2001 the Company and PhoneTel Technologies, Inc. ("PhoneTel") entered into a shared services agreement for the administration and operation of certain of the Company's and PhoneTel's branch offices across the United States of America. Although the Servicing Agreement was executed in mid 2001, its effects have been to reduce monthly operating costs substantially. As a result of management's cost reduction activities during 2001, the Company realized earnings before interest, impairment charge, taxes, depreciation and amortization expense ("EBITDA") of $3.5 million compared to an EBITDA deficiency of $3.1 million in 2000. In addition, the Company experienced positive net cash flow from operations during 2001, although these results are affected greatly by the continued willingness of the Company's banks to extend interest payment terms.

     In addition to the above measures, effective February 19, 2002, the Company and PhoneTel entered into an agreement and plan of reorganization and merger that will provide for the issuance of the Company's common stock to acquire the issued and outstanding common stock of PhoneTel. PhoneTel is a payphone service provider ("PSP") that maintains and operates a payphone system of 30,000 payphones in 44 states and the District of Columbia. Management believes this merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In order to pursue this strategy, the Company and PhoneTel have jointly entered into the New Senior Credit Facility and agreed to a debt-for-equity exchange with the Junior Lenders. The Senior Credit Facility, which became effective February 19, 2002, provides for a combined $10 million line of credit which the Company and PhoneTel share $5 million each. The Company and PhoneTel each drew its available amounts under the line on February 20, 2002. In addition to interest payments due monthly on the unpaid balance, the line is repayable in twelve equal installments commencing July 31, 2002. The debt-for-equity exchange with the Company's current Junior Lenders will immediately precede the merger with PhoneTel and provides for the exchange of that amount of indebtedness that will result in $63.5 million of debt remaining ($100 million on a merged basis) for

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

380,612,730 shares of common stock. The terms of the remaining combined debt will be modified and extended. Following the exchange of debt, the Company's lenders will own 93% of the issued and outstanding common stock of the Company. Following the exchange and the merger, the combined creditors of the Company and PhoneTel will own 90.81% of the issued and outstanding common stock of the Company.

     Notwithstanding the aforementioned measures, the Company may face liquidity shortfalls and, as a result, might be required to dispose of assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute such disposals, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Concentrations of Credit Risk

     Trade accounts receivable are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the telecommunications industry. However, credit risk with respect to these receivables is generally limited due to the widely dispersed customer base, which includes a large number of companies. During all periods presented, credit losses were within management's overall expectations.

  Fair Value of Financial Instruments

     The fair value of the Company's financial instruments approximates their respective carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, were based on appropriate estimates. The value of the Company's long-term debt is estimated based on market prices for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

  Derivative Financial Instruments and Hedging Activities

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the change in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other comprehensive loss until the hedged transactions occur and are recognized in earnings. The Company does not hold derivatives for trading purposes. In 2001, the Company held a derivative financial instrument, principally an

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES interest rate collar contract, to hedge exposure to changes in interest rates on debt obligations. For the interest rate collar, the interest rate collar settlement differential is reflected as an adjustment to interest expense. Adoption of these new accounting standards on January 1, 2001, resulted in a cumulative after-tax reduction of other comprehensive loss of $51,000 in the first quarter of 2001. This interest rate collar agreement terminated in February 2002.

  Property and Equipment

     Property and equipment held and used in the Company's operations is stated at cost and depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs, which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair, and refurbishment of telephone equipment are charged to expense as incurred. The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

     Uninstalled payphone equipment consists of replacement payphones and related equipment and is carried at the lower of cost or fair market value.

  Location Contracts

     Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Amortization expense related to location contracts amount to $1.2 million, $10.3 million and $11.0 million for the years ended December 31, 2001, 2000 and 1999 respectively. Accumulated amortization as of December 31, 2001 and 2000 was approximately $4.0 million and $43.4 million, respectively.

  Goodwill

     Costs in excess of fair values of the net assets recorded in connection with business acquisitions are recorded as goodwill in the accompanying consolidated balance sheets. During periods where balances were outstanding, goodwill was amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Amortization expense related to goodwill amounted to $1.8 million and $3.7 million during the years ended December 31, 2000 and 1999, respectively. During the fourth quarter of 2000, the Company determined its goodwill was impaired and the unamortized balance was written-off. See "Impairments of Long-lived Assets," below.

  Impairments of Long-Lived Assets

     The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate the asset may be impaired. In the event that impairment indicators, including market or industry conditions or financial conditions, are identified, the Company determines whether impairments are present by comparing the net book value of assets to projected undiscounted cash flows at the lowest discernible level for which cash flow information can be projected. For this evaluation, the Company has determined that certain groupings of payphones and their related location contracts within individual branch locations constitute the lowest level of discernible cash flows ("location basis"). In the event that undiscounted cash flow is insufficient to recover the net carrying value, impairment charges are calculated and recorded in the period identified and estimated based upon the asset's fair values using discounted cash flows. For assets that the Company intends to dispose of, depreciation is adjusted over the remaining estimated service period to arrive at the net fair value or salvage value on the estimated date of disposal.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     In 2001, 2000 and 1999, the Company reviewed its long-lived assets for indications of impairment. The Company considered continued declines in operating margin and lower than expected cash flow related to its payphones during 2000 and 1999 to be indicators of potential impairment. Projections of undiscounted cash flows that were prepared for groupings of payphones using the location basis method further indicated, in certain instances, that such amounts would be insufficient to recover the Company's carrying costs for the related long-lived assets. In these instances, the Company measured the fair values of the impaired assets as the discounted future cash flows generated by the payphones and, as a result, recorded approximately $42.0 million and $48.9 million in 2000 and 1999, respectively, of non-recurring charges to state the assets at fair value. No charges were incurred in 2001. The charges are included in impairment charge and non-recurring items on the accompanying consolidated statement of operations.

     These impairment and non-recurring charges were as follows for the year ended December 31, 2001, 2000, and 1999 (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Installed payphones.....................................  $    --   $13,900   $    --
Uninstalled payphone equipment..........................       --    13,500     1,100
Location contracts......................................       --    10,200     9,800
Goodwill................................................       --     4,400    37,900
Other assets............................................       --        --       100
                                                          -------   -------   -------
     Total Impairment Charges...........................       --    42,000    48,900
Non-recurring items.....................................       --     7,002     2,324
                                                          -------   -------   -------
     Total impairment charges and non-recurring items...  $    --   $49,002   $51,224
                                                          =======   =======   =======

     Management exercised considerable judgment to estimate undiscounted and discounted future cash flows. The amount of future cash flows the Company will ultimately realize remains under continuous review, but could differ materially from the amounts assumed in arriving at the impairment loss.

  Revenue Recognition

     The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. Revenue from non-coin calls, which includes dial-around compensation, as discussed in Note 14, and operator service revenue is recognized in the period in which the customer places the call.

     Operator Service Revenue: Prior to November 1999, the Company serviced "operator service" calls through an "unbundled" service arrangement, where the Company recognized non-coin operator service revenue equal to the total amount charged the end user for the placement of the call. Utilizing an unbundled services arrangement, the Company performed certain functions necessary to service non-coin calls, incurring specific expenses using the long distance company's switching equipment, operator services, billing arrangements and other services on an as-needed basis to complete and bill for these calls. Subsequent to November 1999, non-coin operator service calls are handled by independent operator service providers. These carriers assume billing and collection responsibilities for these calls and pay "commissions" to the Company. Commencing with this arrangement, the Company recognizes operator service revenues in an amount equal to the commission.

     Dial-around Revenue: The Company also recognizes non-coin dial-around revenues from calls that are dialed from its payphones to gain access to a long distance company or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates using the Company's

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES historical collection experience because a) the inter-exchange carriers (IXCs) have historically paid for fewer dial-around calls than are actually made (due to the reasons discussed in Note 14 to the financial statements) and b) the collection period for dial-around revenue may be as long as a year. Davel's estimate of revenue is based on historical analyses of calls placed versus amounts collected. These studies are updated on a continuous basis. Recorded amounts are adjusted to actual and estimates are updated once the applicable dial-around compensation has been collected.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which clarified certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. While Davel's existing revenue recognition policies are consistent with the provisions of SAB 101, the new rules have resulted in some reclassifications between revenues and costs. In the quarter ended December 31, 1999, Davel adopted SAB 101 and the impact was a reduction in equal amounts to both "Non-coin calls" revenues and "Service, maintenance, and network costs" of $4.9 million.

  Regulated Rate Actions

     The Federal Communications Commission ("FCC") possesses the authority pursuant to the Telecommunications Act of 1996 (the "Telecom Act") to effect rate actions related to dial-around compensation, including retroactive rate adjustments and refunds (See Note 14). Rate adjustments arising from FCC rate actions that require refunds to dial-around carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by dial-around carriers are recorded when received.

  Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered and settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is deemed more likely than not that the asset will not be utilized.

  Stock-based compensation

     The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 -- Accounting for Stock-Based Compensation ("FAS 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by FAS 123.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company's accounts receivable and payphone location contracts

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

  Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. As discussed in Note 2, the Company has entered into a merger agreement with PhoneTel that provides for the exchange of common stock. Pursuant to SFAS No. 141, the merger will be accounted for as a purchase business combination. The effects on the accounting for the initial recognition and determining carrying value of goodwill, if any, that arise from the purchase have not yet been determined by management. Davel will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effects of these tests will be on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

  Reclassification

     Certain reclassifications have been made to prior year balances to conform to the current year presentation.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                                          2001       2000      1999
                                                         -------   --------   -------
Balance, at beginning of period........................  $ 1,515   $ 10,880   $ 5,383
  Charged to expense...................................       --      1,416     5,497
  Uncollected balances written off, net of
     recoveries........................................   (1,515)   (10,781)       --
                                                         -------   --------   -------
  Balance, at end of period............................  $     0   $  1,515   $10,880
                                                         =======   ========   =======

     During 2000, the Company evaluated the allowance for doubtful accounts and determined that certain amounts related to dial-around revenue were uncollectible, and accordingly these amounts were written off against the allowance for doubtful accounts.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

5.  PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows at December 31, 2001 and 2000 (in thousands):

                                                        ESTIMATED
                                                       USEFUL LIFE
                                                        IN YEARS       2001       2000
                                                       -----------   --------   --------
Installed payphones and related equipment............    10          $114,987   $143,463
Furniture, fixtures and office equipment.............    5-7            9,846      9,578
Vehicles, equipment under capital leases and other
  equipment and other equipment and other
  equipment..........................................   4-10            2,494      3,083
Building and improvements............................    25             2,991      3,525
                                                                     --------   --------
                                                                      130,318    159,649
Less -- Accumulated depreciation.....................                 (90,400)  (102,228)
                                                                     --------   --------
                                                                       39,918     57,421
Uninstalled payphone equipment.......................                   7,530      7,281
                                                                     --------   --------
Net property and equipment...........................                $ 47,448   $ 64,702
                                                                     ========   ========

     Depreciation expense was $17.7 million, $17.9 million and $22.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

6.  OTHER ASSETS

     Other assets, net of accumulated amortization, consist of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001     2000
                                                              ------   ------
Non-compete agreements......................................  $  695   $1,063
Loan origination fees.......................................      17    3,699
Other.......................................................     463      115
                                                              ------   ------
                                                              $1,175   $4,877
                                                              ======   ======

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Accounts payable............................................  $ 1,953   $ 1,792
Location contracts payable..................................       --       851
Taxes payable...............................................    2,366     2,883
Accrued commissions.........................................   11,498    10,212
Deferred revenue............................................      125       188
Accrued telephone bills.....................................    2,239     4,513
Accrued compensation........................................      978     1,433
Other.......................................................    4,625     4,621
                                                              -------   -------
                                                              $23,784   $26,493
                                                              =======   =======

8.  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Following is a summary of long-term debt and obligations under capital leases as of December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
TERM A note payable to banks at an adjusted LIBOR rate (7.5%
  at December 31, 2001). (See below for principal and
  interest payment terms.)..................................  $109,492   $110,000
TERM B note payable to the banks at an adjusted LIBOR rate
  (7.5% at December 31, 2001). (See below for principal and
  interest payment terms.)..................................    93,380     93,813
REVOLVING ADVANCE on bank's line of credit at the bank's
  adjusted LIBOR rate (7.5% at December 31, 2001). (See
  below for principal and interest payment terms.)..........    34,383     34,543
CAPITAL LEASE obligations and other notes with various
  interest rates and various maturity dates through 2006....       779      1,566
                                                              --------   --------
                                                               238,034    239,922
Less -- Current maturities..................................  (237,726)  (239,083)
                                                              --------   --------
                                                              $    308   $    839
                                                              ========   ========

     In connection with the Peoples Telephone Merger on December 23, 1998, the Company entered into a senior credit facility ("Old Credit Facility") with Bank of America, formerly NationsBank, N.A., (the "Administrative Agent") and the other lenders named therein ("Lenders"). The Old Credit Facility provided for borrowings by the Company from time to time of up to $280 million for working capital and other corporate purposes. Upon consummation of the Peoples Telephone Merger, the Company redeemed approximately $100.0 million in Senior Notes that were scheduled to mature in 2002 and retired approximately $96.7 million in notes payable prior to maturity.

     The Old Credit Facility was amended on April 8, 1999 (the "First Amendment"). This amendment waived compliance, for the first quarter of 1999, with the financial covenants set forth in the Old Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999.

     On March 28, 2000, the Company and the Lenders agreed to the Second Amendment to Credit Agreement and Consent and Waiver (the "Second Amendment") which amended certain covenants through January 15, 2001. In exchange for the covenant relief, the Company agreed to a lowering of the available credit facility to approximately $245.0 million (through a permanent reduction of the revolving line of credit) and placement of a block on the final $10.0 million of revolver borrowing. The Second Amendment also placed a moratorium on acquisitions and changed the calculation of interest rates for the Old Credit Facility.

     On June 22, 2000, the Company and the Lenders agreed to the Third Amendment to Credit Agreement and Consent and Waiver, which eliminated the financial covenant test for the fiscal quarter ended June 30, 2000. In addition to the covenant relief, the Company agreed to make amortization payments scheduled for June 30, 2000 due on September 30, 2000, along with the scheduled September 30, 2000 payments, and to make interest payments scheduled for June 30, 2000 on July 10, 2000 (which interest payments were paid).

     On September 28, 2000, the Company and Lenders agreed to the Fourth Amendment to Credit Agreement and Consent and Waiver, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000. In addition, amortization payments of $15.7 million would be due January 12, 2001. Amortization payments totaling $7.7 million would be due March 31, June 30, September 30, and December 31, 2001, and the balance of the outstanding principal would be due January 11, 2002. Interest payments would continue to accrue and be payable January 12, 2001, and interest rates were lowered. Positive net cash in excess of $2 million at the end of each month would be paid to Lenders. The revolving credit loan commitment was terminated. Capital expenditures would be limited to $400,000 for the period October 1, 2000 to January 12, 2001. The Lenders required bi-weekly cashflow forecasts and a revised business plan.

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

     The Company was unable to meet its debt amortization payments of $15.7 million and interest payments of $12.5 million, which would have been due and payable on January 12, 2001 but for the Company's signing the Sixth Amendment effective as of January 12, 2001 (see below). Accordingly, all debt under the Old Credit Facility was classified as a current liability as of December 31, 2000 in the consolidated balance sheet.

     On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"). The Sixth Amendment extended the maturity date of the principal and interest payments under the Old Credit Facility to January 11, 2002, with required interim amortization payments of $1.1 million on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001. In addition, the Sixth Amendment added certain new covenants, including a minimum cumulative EBITDA covenant, a maximum limit on location signing bonuses, a maximum limit on capital expenditures, and a budget compliance covenant. Pursuant to the Sixth Amendment, the parties agreed that PNC Bank, National Association, would become the new administrative agent for the Lenders and that the Company would pay certain earned fees of the Lenders' professional advisors.

     Effective as of February 19, 2002, the Company and the Lenders entered into a Seventh Amendment to Credit Agreement and Consent and Waiver (the "Seventh Amendment"). The Seventh Amendment waived the payment defaults arising out of the Company's failure to make scheduled principal payments on July 15,

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

2001, October 15, 2001 and January 11, 2002, effective as of the dates such payments were due. In addition, the Seventh Amendment waived the covenant violations arising out of the Company's failure to comply with its minimum cumulative EBITDA covenant from May to December 2001, effective as of the dates of such violations, and provided the Lenders' consent to the New Senior Credit Facility and the transactions contemplated by the merger agreement with PhoneTel, including the debt-for-equity exchange described below (see Note 18).

     Indebtedness of the Company under the amended Old Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts and all other goods and rights of every kind and description and is guaranteed by the Company. In February 2002, pursuant to an Intercreditor and Subordination Agreement entered into by the Lenders and the lenders under the New Senior Credit Facility, the Lenders agreed to subordinate their security interest in the Company collateral to the security interest of the new senior lenders.

     The Company's borrowings under the Credit Facility bear interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Old Credit Facility, as amended) or, at the Company's option, as Eurodollar Loans (as defined in the Old Credit Facility, as amended). Base Rate Loans bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Old Credit Facility, as amended).

     The Company is required to pay the Lenders under the Old Credit Facility a commitment fee of 0.5%, payable in arrears on a quarterly basis, on the average unused portion of the Old Credit Facility during the term of the facility. The Company is also required to pay an annual agency fee to the Administrative Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Old Credit Facility. The Administrative Agent and the Lenders will receive such other fees as have been separately agreed upon with the Administrative Agent.

     The Old Credit Facility requires the Company to meet certain financial tests and also contains certain covenants which, among other things, will limit the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

     The Old Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the Old Credit Facility to be in full force and effect, and a change of control of the Company.

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

     As of December 31, 2000, the Company had an interest rate cap agreement with a notional amount of $15 million with a termination date of September 2001. The interest rate cap agreement requires premium payments to the counterparty based on the notional amount of the contracts that are capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three-month LIBOR rate exceeds 6.5%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminates in February 2002. The notional amount of the interest rate collar is $25 million and the

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES agreement has a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one-month LIBOR rate (6.6% as of December 31, 2000).

     The Company does not hold or issue derivative financial instruments for trading purposes. The Company is exposed to credit risk in the event of nonperformance by the counterparties; however, the Company does not anticipate nonperformance by any of its counterparties. The carrying amount and fair value of these contracts are not significant.

9.  LEASE COMMITMENTS

     The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2006. Some of the operating leases provide the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. The Company also maintains certain equipment under noncancellable capital leases expiring at various dates through 2006.

     The annual minimum rental commitments under operating and capital leases are as follows (in thousands):

YEAR ENDED DECEMBER 31:                                     OPERATING   CAPITAL   TOTAL
-----------------------                                     ---------   -------   ------
       2002...............................................   $1,310      $ 471    $1,781
       2003...............................................      983        210     1,193
       2004...............................................      790         95       885
       2005...............................................      704          3       707
       2006...............................................      119          0       119
                                                             ------      -----    ------
                                                             $3,906      $ 779    $4,685
                                                             ======      =====    ======
Less current capital lease obligations....................                (471)
                                                                         -----
Long-term capital lease obligations.......................               $ 308
                                                                         =====

Rent expense for operating leases for the years ended December 31, 2001, 2000, and 1999 was $2,640,000, $2,603,000, and $2,566,000 respectively.

10.  INCOME TAXES

     No provision for income taxes was required and no income taxes were paid for the years ended December 31, 2001, 2000 and 1999 because of operating losses generated by the Company.

     The components of the provision for income taxes are as follows (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Current benefit:
  Federal...............................................  $    --   $    --   $(1,755)
  State.................................................  $    --   $    --        --
  Deferred provision -- (108) 1,021.....................       --        --        --
                                                          -------   -------   -------
     Total income tax benefit 2,459.....................  $    --   $    --   $(1,755)
                                                          =======   =======   =======

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Provision for federal income tax at the statutory
  rate (34%).........................................  $(14,761)  $(37,903)  $(26,604)
State income taxes net of federal benefit............    (1,560)    (4,236)    (1,770)
Change in deferred tax asset valuation allowance.....    15,107     43,913     16,595
Goodwill amortization................................        --         --     10,380
Other, net...........................................     1,214     (1,774)      (356)
                                                       --------   --------   --------
Income taxes from continuing operations -............        --         --     (1,755)
                                                       --------   --------   --------
Total income tax benefit.............................  $     --   $     --   $ (1,755)
                                                       ========   ========   ========

     The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                2001        2000
                                                              ---------   ---------
DEFERRED TAX ASSET:
  Net operating loss carryforward...........................  $  92,516   $ 109,711
  Capital loss carryforward.................................        687         687
  Amortization of location contracts and goodwill...........     16,476      15,763
  Alternative minimum tax credit carryforward...............        192         862
  Impairment Charge.........................................     17,852      17,852
  Investment write-off......................................      9,033       1,043
  Allowance for doubtful accounts...........................         --         570
  Other.....................................................      1,604         888
                                                              ---------   ---------
  Total deferred tax assets.................................    138,360     147,376
  Valuation allowance.......................................   (130,412)   (115,305)
                                                              ---------   ---------
  Net deferred tax assets...................................     (7,948)     32,071
                                                              ---------   ---------
DEFERRED TAX LIABILITIES:
  Depreciation..............................................     (7,948)    (32,071)
  Total deferred tax liabilities............................     (7,948)    (32,071)
                                                              ---------   ---------
  Net deferred tax liability................................  $      --   $      --
                                                              =========   =========

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

     At December 31, 2001, the Company had capital losses of $2,190,000 and tax net operating loss carryforwards of approximately $245,858,000, which expire in various amounts in the years 2002 to 2021. Following the Peoples Telephone Merger and the CCI Acquisition in 1998, recognition of net operating loss carryforwards incurred prior to 1998, are limited to approximately $5.8 million and $3.5 million, respectively, each year under the rules of Internal Revenue Code Section 382. Approximately $134,353,000 of the net operating loss carryforwards relate to multiple business acquisitions for which annual utilization will be limited under these rules. Additionally, the net operating losses and capital losses will be subject to limitations if

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES future ownership changes occur. In addition, these loss carryforwards can only be utilized against future taxable income, if any, generated by these acquired companies as if these companies continued to file separate income tax returns.

11.  CAPITAL STOCK TRANSACTIONS

 Preferred Stock

     The Company's certificate of incorporation authorizes 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

     Peoples Telephone's articles of incorporation authorized 5,000,000 share of preferred stock, of which 600,000 shares were designated as Series B Preferred Stock and 160,000 shares were designated as Series C Preferred Stock. During 1995, Peoples issued 150,000 shares of Series C Cumulative Convertible Preferred Stock to UBS Capital II LLC, a wholly-owned subsidiary of Union Bank of Switzerland, for proceeds of $15.0 million. The Preferred Stock accumulated dividends at an annual rate of 7%. The dividends were payable in cash or could have accumulated. In connection with the Peoples Telephone Merger, the Company issued 892,977 shares of common stock for the outstanding Series C Preferred Stock and cumulative dividends and canceled the 5,000,000 authorized shares of Peoples Preferred Stock.

  Common Stock

     On June 30, 1998, the Company announced the closing of an investment by an affiliate of Equity Group Capital Investments ("EGCI"), a privately-held investment company controlled by Sam Zell. In the transaction, the EGCI affiliate invested $28,000,000 in the Company as payment for 1,000,000 shares of newly issued common stock and warrants to purchase an additional 299,513 shares, which are exercisable at a price of $32.00 per share and expire on June 29, 2002. Proceeds of the sale were used for working capital and payment of costs incurred in connection with the Peoples Telephone Merger.

  Stock Options and Warrants

     On October 4, 2000, the board of directors approved the Davel Communications, Inc. 2000 Long-Term Equity Incentive Plan (the "Plan"). The plan was approved by the Company's stockholders at its 2000 Annual Meeting on November 2, 2000. The Plan provides for the grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to employees, officers and directors of, and certain other individuals who perform significant services for, the Company and its subsidiaries. A total of 1,000,000 shares of common stock will be available for issuance pursuant to the Plan and the maximum number of stock options granted to any individual in any fiscal year cannot exceed 100,000. No shares or options were issued under the Plan during the year ended December 31, 2001 and 2000.

     The Company also has several pre-existing stock option plans under which options to acquire up to 2,234,525 shares were available to be granted to directors, officers and certain employees of the Company, including the stock option plans acquired in the Peoples Telephone Merger. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the issuance of restricted common stock.

     In 2001, no shares of restricted stock were issued. In the year ended December 31, 2000 and 1999, 171,592 and 28,222 shares of restricted stock were issued, of which grants of approximately 36,000 shares have since been rescinded. The Company records compensation based on the fair market value of the Company's common stock on the day the restricted shares are granted. This compensation expense is recorded ratably over the vesting period of the restricted stock.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     The exercise price of options generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted to employees under the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below (in thousands):

                                                         2001       2000        1999
                                                       --------   ---------   --------
Net loss...............................  As reported   $(43,414)  $(111,480)  $(78,746)
                                         Pro forma     $(45,073)  $(114,378)  $(81,208)
Basic and diluted loss per common        As reported   $(3.89)    $(10.02)    $(7.40)
  share................................  Pro forma     $(4.04)    $(10.28)    $(7.62)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of 0% for all years; expected volatility of 424.6%, 264.1%, and 84.7%, respectively, risk-free interest rates of 2.0%, 6.16%, and 5.0%, respectively, and expected life of approximately five years.

     A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below (shares in thousands):

                                         2001                2000                1999
                                   -----------------   -----------------   -----------------
                                            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE
                                            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------   --------   ------   --------   ------   --------
Outstanding at beginning of
  year...........................  1,405    $ 11.55    1,365     $14.77    1,291     $20.88
Granted..........................     --         --      637       4.59      524       5.85
Expired..........................   (219)     14.88      (17)     16.18      (50)     10.33
Cancelled........................   (351)      7.07     (580)     11.38     (400)     21.90
                                   -----               -----               -----
Outstanding at end of year.......    835    $ 12.55    1,405     $11.55    1,365     $14.77
                                   -----               -----               -----
Options exercisable at end of
  year...........................    829    $ 12.60      996     $14.15    1,051     $13.68
                                   =====               =====               =====
Weighted-average fair value of
  options granted during the
  year...........................              None              $ 4.43              $ 5.79
                                            Granted

     The following information applies to options outstanding at December 31, 2001:

                    OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-----------------------------------------------------------   -----------------------------------------------------
                       NUMBER           WEIGHTED AVERAGE         WEIGHTED           NUMBER
RANGE OF           OUTSTANDING AT     REMAINING CONTRACTUAL      AVERAGE        EXERCISABLE AT     WEIGHTED AVERAGE
EXERCISE PRICE    DECEMBER 31, 2001       LIFE (YEARS)        EXERCISE PRICE   DECEMBER 31, 2001    EXERCISE PRICE
--------------    -----------------   ---------------------   --------------   -----------------   ----------------
  $0.07 to $5.38       278,000                 3.1                $ 4.20            271,996             $ 4.19
 $6.50 to $10.38       203,050                 4.2                $ 6.72            203,050             $ 6.72
$10.64 to $18.09       113,213                 4.7                $15.18            113,213             $15.18
$19.13 to $30.85       240,404                 3.9                $25.88            240,404             $25.88
                       -------                                                      -------
                       834,667                                    $12.55            828,663             $12.60
                       -------                                                      -------

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     At December 31, 2001, approximately 928,000 shares of Common Stock were reserved pursuant to Plan.

12.  EARNINGS PER SHARE

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

                                                   2001          2000          1999
                                                -----------   -----------   -----------
  Loss from continuing operations.............  $   (43,414)  $  (111,480)  $   (78,746)
DEDUCT:
  Cumulative preferred stock dividend
     requirement..............................           --            --            95
                                                -----------   -----------   -----------
  Loss applicable to common shareholders......  $   (43,414)  $  (111,480)  $   (78,841)
                                                ===========   ===========   ===========
  Weighted average common shares
     outstanding..............................   11,169,485    11,125,582    10,659,594
                                                ===========   ===========   ===========
  Basic and diluted loss per share............  $     (3.89)  $    (10.02)  $     (7.40)
                                                ===========   ===========   ===========

     Diluted loss per share is equal to basic loss per share since the exercise of 835,000, 1405,000 and 1,365,000 outstanding options and 299,513 warrants for the years ended December 31, 2001, 2000 and 1999 would be anti-dilutive for all periods presented.

13.  RESTRUCTURING CHARGE

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

     During 1999, the Company incurred and paid restructuring charges and other merger-related expenses with respect to the Peoples Telephone Merger of approximately $1,570,000 related to integration and restructuring activities. The restructuring charges and other merger-related expenses were primarily related to severance pay for terminated employees, relocation costs and costs related to the closing of redundant facilities. As of December 31, 2001, there was no outstanding balance in the reserve.

14.  DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers ("PSP"s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

     In accordance with the Court's mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 related to reduced dial-around compensation is approximately $3.3 million.

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

     In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which will be adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. As a result of the Court's June 16, 2000 decision, the 24-cent dial-around compensation rate is likely to remain in place until April 21, 2002, when it will be adjusted to $.238. The FCC has stated its intention to conduct a third-year review of the rate, but no review has yet been commenced. There is pending a Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, which has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order (other than the pending retroactive issue, discussed below) pursuant to the pending Reconsideration Petition, although no assurances can be given.

     On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to require that the first long distance carrier to handle a dial-around call originating from a pay telephone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

     The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a pending petition for reconsideration of this retroactive application of the rate. The 1999 Payphone Order deferred a final ruling on the treatment of the period beginning on November 7, 1996 and ending on October 6, 1997 (the "interim period") to a later order. The FCC further ruled that, after the establishment of an interim period compensation rate and an allocation of the rate among carriers, a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for both the interim and intermediate periods. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per phone per month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The Company recorded dial-around compensation revenue, net of adjustments from the 1997 Payphone Order and the 1999 Payphone Order of approximately $22.9 million and $35.9 million for 2000 and 1999, respectively.

     In a decision released January 31, 2002, which remains subject to reconsideration, the FCC partially addressed the remaining issues concerning interim and intermediate period compensation. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The FCC deferred to a later, as yet unreleased, order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. It is possible that the final resolution of the timing and other issues relating to these retroactive adjustments and the outcome of any related administrative or judicial review of such adjustments could have a material adverse effect on the Company.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     Market forces and factors outside the Company's control could significantly affect the Company's dial-around compensation revenues. These factors include the following: (i) the final resolution by the FCC of the "true up" of the initial interim period flat-rate and "per call" assessment periods, (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (iii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

15.  401(k) PROFIT SHARING PLAN

     Certain subsidiaries created 401(k) profit sharing plans (the "Plans"). The Plans provided for matching contributions from the subsidiaries that are limited to certain percentages of employee contributions. Additional discretionary amounts may be contributed by the subsidiaries. The subsidiaries contributed approximately $159,000, $186,000, and $456,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 1999, the Plans were merged into the Davel Communications Group, Inc. Profit Sharing Plan.

16.  RELATED-PARTY NOTES AND TRANSACTIONS

  Transactions with Major Shareholder and Director

     The Company engaged in the following transactions with Mr. David Hill, the Company's largest shareholder (a Director) and former Chairman of the Board during the years ended December 31 (in thousands):

                                                              2001   2000   1999
                                                              ----   ----   ----
Payments made for rent of commercial real estate............  $270   $129   $119
                                                              ====   ====   ====
Payments made for consulting services.......................  $275   $116   $ --
                                                              ====   ====   ====
Payments received for providing administrative services.....  $203   $ 84   $ 46
                                                              ====   ====   ====

     On July 6, 1999, the Company and Mr. Hill entered into an arrangement by which Mr. Hill agreed to resign as the Chairman of the Davel Board of Directors and of the Board's Executive Committee. On December 14, 2001, Davel and Mr. Hill agreed to modify certain arrangements governing the terms of Mr. Hill's resignation. The Company has now satisfied those obligations to Mr. Hill, as modified.

     The Company received management advisory services from Equity Group Corporate Investments, Inc. ("EGI"), an affiliate of the Company. In 1999, the Company agreed to pay a fee, payable in the Company's common stock, equal to 0.35% of the enterprise value of the merger with Peoples Telephone and any other merger, payable upon consummation of such merger. Effective August 31, 2000, the Company and EGI entered into an Amended and Restated Advisory Agreement, pursuant to which EGI became a non-exclusive financial advisor to the Company. At the same time, the Company entered into a Settlement Agreement with EGI pursuant to which the Company agreed to pay EGI $375,000 in accrued advisory fees that had been earned under a predecessor advisory agreement. The parties agreed that Davel would pay such fees by December 31, 2000 or such later date on which cash is available to pay such amount. As of December 31, 2001, the Company had an accrued liability to EGCI of $375,000 for advisory services rendered to date.

     Also during 1999, the Company sold to Mr. David Hill a building located in Miami, Florida for $2.3 million. The Company believes that the terms of the sale approximate fair value for the property.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

17.  COMMITMENTS AND CONTINGENCIES

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

     On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. The Settlement Agreement further provides that as promptly as possible after the closing of the PhoneTel Merger, the parties will execute a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

     In December 1999, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. The suit alleges that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK Auto, Inc. Plaintiffs' amended complaint alleges damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case was dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter.

     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order to the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES are in their initial stages, and discovery is underway. The Company intends to vigorously defend itself in the case.

     On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively "Defendants"), claiming a violation of the 1996 Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants' wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company's 1996 Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the case.

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

     On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs claim that defendants were negligent and such negligence proximately caused the death of Thomas Sanchez, a former Davel employee. The matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

     The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

18.  SUBSEQUENT EVENTS:

     On February 21, 2002, Davel announced that it had signed a definitive agreement to merger with PhoneTel Technologies, Inc., the nation's second-largest publicly traded independent payphone service ("PhoneTel"). In the merger (the "PhoneTel Merger"), PhoneTel will become a wholly owned subsidiary of Davel. Davel also announced that it had executed a Seventh Amendment to Credit Agreement and Consent and Waiver (the "Seventh Amendment") with respect to its existing credit agreement (the "Old Credit Agreement") and secured a new $10.0 million senior credit facility with Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "New Senior Credit Facility"), of which $5.0 million was made available to each of Davel and PhoneTel, to help finance certain operating and transaction-related expenses.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

     The merger agreement, which was unanimously approved by the boards of both companies, is conditioned upon a substantial debt restructuring for each company. In connection with the merger, Davel's existing secured lenders under the Old Credit Facility (the "Junior Lenders") have agreed to exchange a substantial amount of debt for Davel common stock, to make certain amendments to restructure the remaining debt and to subordinate the existing debt to the New Senior Credit Facility. The Seventh Amendment waived certain payments due July 15, 2001, October 15, 2001 and January 11, 2002 until August 31, 2002. Davel currently anticipates that the payments due on August 31, 2002 under the Old Credit Facility will be refinanced through the restructuring commitment described below.

     In connection with Davel's debt exchange, the Junior Lenders will own 93% of Davel's outstanding common stock immediately prior to the merger, with the remaining junior secured debt not to exceed $63.5 million (as compared to approximately $276 million outstanding at the time of the signing of the merger agreement). Existing shareholders of Davel common stock will own 3% of Davel's outstanding shares, and 4% of the common stock will be reserved for the issuance of stock options to Davel employees.

     Immediately following the merger, current PhoneTel shareholders and optionholders will own approximately 3.28% of the shares of Davel common stock and current Davel shareholders and optionholders will own approximately 1.91%. Of the remaining shares, 4.00% are intended to be reserved for issuance upon exercise of employee stock options, and the companies' current lenders will own approximately 90.81% of Davel common stock. Cash will be paid in lieu of fractional shares in the PhoneTel Merger.

     The current lenders of Davel and PhoneTel have delivered a Commitment Letter, dated as of February 19, 2002, pursuant to which the then outstanding debt of both entities, which totaled approximately $340 million at the time of the signing of the merger agreement, will be reduced to $100 million through the debt-for-equity exchange to be effected at the time of the PhoneTel Merger. The PhoneTel Merger is currently expected to close in the third quarter of 2002.

     The PhoneTel Merger is subject to approval by the shareholders of both companies and the receipt of material third party and governmental approvals and consents. In conjunction with the transaction, the Company will also seek shareholder approval to increase the number of authorized shares of common stock from 50,000,000 to 1,000,000,000 and to increase the number of shares issuable pursuant to the Company's 2000 Long-Term Equity Incentive Plan. No date has been set for the Davel stockholders meeting.

     The impending debt exchange includes a partial settlement of the Company's existing debt balances and significant modifications to the terms applicable to the remaining balance. The accounting for the debt exchange, which will be based upon the relevant amounts and terms in place on the date of closing, will result in the recognition of an extinguishment gain to the extent that the current carrying amount of the debt ($237.7 million on December 31, 2001) exceeds the combined amount of (i) the fair value of the common stock delivered to the creditors and (ii) the future cash payments (including both principal and interest) required under the modified terms of the remaining balance. If the exchange had occurred on December 31, 2001, such gain would have amounted to $169.2 million. In addition, following the debt exchange, had it occurred on December 31, 2001, all cash payments under the modified terms of the remaining balance would be accounted for as reductions of the adjusted carrying amount of the debt, and no interest expense would be recognized on the remaining debt for any period between the restructuring and the modified maturity date.

     The impending merger will be accounted for as a purchase business combination, where the purchase price, including the fair values of common stock issued, liabilities assumed and direct expenses, will be allocated to the fair values of assets of PhoneTel on the date acquired. The excess of the purchase price over the fair values, if any, will be recorded as goodwill.

                  DAVEL COMMUNICATIONS, INC., AND SUBSIDIARIES

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Certain unaudited quarterly financial information for the year ended December 31, 2001 and 2000, is as follows (in thousands except per share data):

                                 MARCH       JUNE     SEPTEMBER   DECEMBER   FULL YEAR
                                --------   --------   ---------   --------   ---------
2001
Total revenues................  $ 23,235   $ 23,494   $ 23,345    $ 20,544   $  90,618
Operating loss................    (4,915)    (2,970)    (3,591)     (4,526)    (16,002)
Net loss......................   (12,628)   (10,151)   (10,289)    (10,346)    (43,414)
Net loss per share:
Basic and diluted.............  $  (1.13)  $  (0.91)  $  (0.92)   $  (0.93)  $   (3.89)
2000
Total revenues................  $ 36,401   $ 35,452   $ 32,079    $ 22,339   $ 126,271
Operating loss................    (2,741)    (5,365)   (10,303)    (65,933)    (84,342)
Net loss......................    (9,344)   (11,720)   (16,867)    (73,549)   (111,480)
Net loss per share:
Basic and diluted.............  $  (0.84)  $  (1.05)  $  (1.51)   $  (6.62)  $  (10.02)

     The decrease in revenues in the fourth quarter of 2000 is due to seasonality and a $4.4 million adjustment to dial-around revenue based on management's downward revised estimate of the number of dial-around calls per phone per month.

     During the fourth quarter of 2000, the Company recorded a loss on disposal of fixed assets of $5.2 million, related to a book to physical loss from a physical inventory of its uninstalled equipment. The Company cannot determine what the effect of the loss on previous quarters may have been, if any. In addition, the Company recorded an impairment charge and non-recurring items of $43.8 million in the fourth quarter of 2000 (see Note 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no reported disagreements on any matter of accounting principles or practice or financial statement disclosure at any time during the twenty-four months prior to December 31, 2001.

     Effective December 3, 2001, the Company, through action of its Audit Committee, engaged Aidman, Piser & Company, P.A. as its independent auditors for the fiscal year ended December 31, 2001. The Company dismissed its previous independent accountants, Arthur Andersen LLP, effective December 3, 2001. In connection with the audits of the two fiscal years ending December 31, 2000 and during subsequent interim periods, there have been no disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to the matter in their report.

     The reports of Arthur Andersen LLP on the consolidated financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that (i) the report of Arthur Andersen dated March 16, 2000 (except with respect to the matters discussed in Note 20, as to which the date is December 20, 2000), relating to the consolidated financial statements of the Company as of December 31, 1999, contained an emphasis of matter paragraph related to potential going concern issues arising after the twelve-month reporting window and (ii) the report of Arthur Andersen dated March 30, 2001, relating to the consolidated financial statements of the Company as of December 31, 2000, contained a going concern modification. The Company requested Arthur Andersen LLP to furnish it a letter stating whether it agrees with the above statement. A copy of that letter, dated December 3, 2001, was filed as
Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 3, 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The Company has six directors. Each member of the Board of Directors will serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified.

     The following table sets forth certain information for each director.

                                                                   DIRECTOR
NAME                                                          CONTINUOUSLY SINCE   AGE
----                                                          ------------------   ---
Raymond A. Gross............................................    November 2000      52
David R. Hill...............................................       April 1979      70
Robert D. Hill..............................................      August 1993      50
Donald J. Liebentritt.......................................    November 2000      51
William C. Pate.............................................    November 2000      38
Theodore C. Rammelkamp, Jr..................................    November 2000      56

     Raymond A. Gross has been Chairman of the Board of Directors since November 2000. Mr. Gross joined the Company on February 28, 2000 and served as Chief Executive Officer until July 11, 2001. He became President and Chief Executive Officer of Security Associates International, Inc. on August 6, 2001. Mr. Gross was formerly Chief Operating Officer of BHI Holdings, now Carlisle Holdings LTD, and President of Carlisle's U.S. subsidiary, One Source. Prior to 1998, Mr. Gross was Senior Vice President of ADT Security Services, responsible for directing the residential business unit, corporate marketing and negotiation of strategic business alliances. From 1993 to 1996, Mr. Gross was President and Chief Executive Officer of Alert Centre, Inc. Prior to 1993, Mr. Gross held various executive positions in the telecommunications and computer services industries.

     David R. Hill founded the Company's predecessor, Davel Communications Group, Inc. He served as the Chief Executive Officer of the Company from October 1993 to December 1994 and as Chairman of the Board until July 1999. Mr. Hill is a self-appointed Board designee pursuant to the Investment Agreement dated April 19, 1999 among the Company, EGI-DM Investments, L.L.C. and Mr. Hill (the "Investment Agreement") which amends and restates a prior agreement among Davel Communications Group, Inc., David Hill and Samstock/SIT, L.L.C. Mr. Hill is the father of Robert D. Hill.

     Robert D. Hill joined the Company in 1981 as the general manager of its largest telephone remanufacturing facility. Between January 1990 and December 1994, he served as the Company's President. From January 1995 until November 1999, he served as the Company's President and Chief Executive Officer. Mr. Hill now serves as President of New Age Moving & Storage, L.L.C., a storage and moving company. Mr. Hill is a Board designee of David Hill pursuant to the Investment Agreement.

     Donald J. Liebentritt has been President of Equity Group Investments, L.L.C. ("EGI") since January 2000, was Vice President and General Counsel of EGI from September 1996 to December 1999, and was a former Principal and Chairman of Rosenberg & Liebentritt, P.C., a "captive" Chicago law firm that provided legal services to EGI and its portfolio companies before its dissolution in 1999. Mr. Liebentritt is an officer and director of numerous private entities associated with EGI. Mr. Liebentritt is a Board designee of Samstock/SIT, L.L.C. pursuant to the Investment Agreement.

     William C. Pate has been employed by EGI or its predecessor since February 1994. Mr. Pate serves on the Board of Directors of Danielson Holding Corporation, an insurance company. Prior to February 1994, Mr. Pate was an associate at Credit Suisse First Boston. Mr. Pate is a Board designee of Samstock/SIT, L.L.C. pursuant to the Investment Agreement.

     Theodore C. Rammelkamp, Jr. has practiced law in Jacksonville, Illinois since September 1, 2000 in a general business and commercial practice known as the Law Offices of Teddy Rammelkamp. He served as

Senior Vice President and General Counsel for the Company from 1994 through June 1999. Prior to joining the Company in 1994, he was a general partner in a prominent west central Illinois law firm. Mr. Rammelkamp has also served as a director of Elliott State Bank and the American Public Communications Council.

EXECUTIVE OFFICERS

     The following table sets forth the names and ages of the Company's executive officers and their positions with the Company:

NAME                                   AGE                          POSITION
----                                   ---                          --------
Bruce W. Renard......................  48    President
Lawrence T. Ellman...................  48    Senior Vice President of Sales and Account Management
Marc S. Bendesky.....................  58    Chief Financial Officer and Treasurer

     Bruce W. Renard became President of the Company on July 11, 2001. Mr. Renard joined the Company in December 1998 as Senior Vice President of Regulatory & External Affairs and Associate General Counsel, and was later named General Counsel in August 1999. Prior to joining the Company, Mr. Renard served as General Counsel, Executive Vice President, and Vice President of Regulatory Affairs for Peoples Telephone from January 1992 to December 1998. Prior to joining Peoples Telephone, Mr. Renard provided legal and consulting services to the telecommunications industry from 1984 to 1991. Prior to that time, Mr. Renard served as Associate General Counsel for the Florida Public Service Commission from 1979 to 1983. Mr. Renard currently serves as Vice Chairman and Director of the American Public Communications Council, the national public communications industry association, and as a Director of several state public communications trade associations.

     Lawrence T. Ellman has been Senior Vice President of Sales and Account Management since December 1998 when he joined the Company following the Peoples Telephone Merger. Mr. Ellman was at Peoples Telephone from 1994 to 1998, where he served as Executive Vice President/President National Accounts. Prior to joining Peoples Telephone, Mr. Ellman was an Owner and President of Atlantic Telco, Inc., an independent payphone provider operating in the northeastern United States, which Peoples Telephone purchased in 1994. Mr. Ellman was a founding member and has served as Treasurer and a member of the board of directors of the American Public Communications Council as well as President and Chairman of the Board for the Mid-Atlantic Payphone Association.

     Marc S. Bendesky joined the Company in October 2000 as Chief Financial Officer and Treasurer. Mr. Bendesky is also a Partner of Tatum CFO Partners, L.L.P., a national partnership of career CFOs providing CFO services to companies. His business career spans over 30 years and includes a diversified financial background with extensive experience and expertise in capital markets, finance, accounting, taxation and operations. Mr. Bendesky's most recent work experience includes 2 years as a Tatum partner, during which time he served 4 clients prior to joining the Company. He served 4 years with Tunstall Consulting, Inc., a corporate financial consulting firm specializing in the capital markets. Prior to Tunstall, he served for 16 years (initially as Controller and later as Vice President) at General Media International, Inc., a diversified domestic and international consumer publishing company, and 11 years with 2 international CPA firms, PricewaterhouseCoopers and Laventhol & Horwath.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this
Item 10 any failure to file by these dates during 2001. To its knowledge, all reporting persons of the Company satisfied these filing requirements in 2001.

     In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION:

     The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                 ---------------------------   ----------------------------------------------------------
                                                                               RESTRICTED      SECURITIES
NAME AND                                                       OTHER ANNUAL   STOCK AWARDS;    UNDERLYING     ALL OTHER
PRINCIPAL POSITION               YEAR    SALARY      BONUS     COMPENSATION   LTIP PAYOUTS    OPTIONS/SARS   COMPENSATION
------------------               ----   --------    --------   ------------   -------------   ------------   ------------
RAYMOND A. GROSS...............  2001   $ 11,538    $162,000       --             --             --            $325,000(5)
Chief Executive Officer          2000    215,017     181,000       --             --            275,000        $ 20,483(3)
BRUCE W. RENARD................  2001   $200,000    $216,667       --             --             --            $260,000(6)
President                        2000    179,800      66,667       --             --             --            $132,136(3)
                                 1999    158,000       --          --             --             47,750        $192,500(1)(4)
MARC S. BENDESKY...............  2001   $200,000(7) $ 50,000       --             --             --              --
Chief Financial Officer          2000     44,615(2)   11,250       --             --             --              --
LAWRENCE T. ELLMAN.............  2001   $185,000    $ 50,000       --             --             --            $240,500(6)
Senior Vice President            2000    175,127      25,000       --             --             --              --
of National Accounts             1999    158,000       --          --             47,750         --            $223,600(1)(4)

---------------

(1) All other compensation represents severance payments from Peoples Telephone in 1999.

(2) Mr. Bendesky was appointed Chief Financial Officer in October 2000, at an annual salary of $200,000.

(3) All other compensation represents reimbursed relocation expenses in 2000.

(4) In 1999, options were granted to both Mr. Renard and Mr. Ellman for: (i) signing bonus of 30,000 options; (ii) a June bonus of 12,750 options; and
    (iii) a year end bonus of 5,000 options.

(5) All other compensation represents severance pay in 2001 for Mr. Gross, who resigned as the Company's Chief Executive Officer on July 11, 2001.

(6) All other compensation represents contract buyouts in 2001 for Mr. Renard and Mr. Ellman.

(7) A fee of $56,667 was also paid to Tatum CFO Partners, LLP as compensation for Mr. Bendesky's services to Davel in 2001. In addition, Davel paid Tatum CFO Partners, LLP fees totaling $125,000 in 2001 for other finance support services. Mr. Bendesky is a partner of Tatum CFO Partners, LLP.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                                      -------------------------------------------------
                                        NUMBER OF      PERCENT OF TOTAL                                  POTENTIAL REALIZABLE
                                        SECURITIES         OPTIONS          EXERCISE                           VALUE(1)
                                        UNDERLYING         GRANTED        OR BASE PRICE   EXPIRATION   ------------------------
NAME                                  OPTIONS GRANTS     TO EMPLOYEES       ($/SHARE)        DATE        0%       5%      10%
----                                  --------------   ----------------   -------------   ----------   ------   ------   ------
                                       No options were granted in the last fiscal year.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                               VALUE OF
                                                                                              UNEXERCISED
                                                                                             IN-THE-MONEY
                                                             NUMBER OF SHARES UNDERLYING      OPTIONS AT
                            NUMBER OF SHARES                   UNEXERCISED OPTIONS AT      DECEMBER 31, 2001
                              ACQUIRED ON         VALUE           DECEMBER 31, 2001          EXERCISABLE/
NAME                          EXERCISE(1)      REALIZED(1)   EXERCISABLE/ UNEXERCISABLE    UNEXERCISABLE(2)
----                        ----------------   -----------   ---------------------------   -----------------
Raymond A. Gross..........      --                --                 0/0                      $0/$0
Lawrence T. Ellman........      --                --            54,897/1,668                  $0/$0
Bruce W. Renard...........      --                --            71,347/1,668                  $0/$0

---------------

(1) There were no option exercises in the last fiscal year.

(2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 2001, at which date the closing price of the Common Stock as quoted on the Nasdaq over-the-counter bulletin board was $0.03 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

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

EMPLOYMENT AGREEMENTS

     The Company and Raymond A. Gross entered into an Employment Agreement, dated as of February 28, 2000. Pursuant to the Agreement, Mr. Gross was to serve as the Chief Executive Officer of the Company for a term of two years, subject to automatic renewal each year unless notice of non-renewal is given by one of the parties at least 90 days prior to any such renewal date. The Company also agreed to propose the addition of Mr. Gross to its board of directors subject to nomination by the Board and stockholder approval.

     During the employment period, the base salary under the Agreement was set at $325,000 per year, subject to annual review by the Board, and Mr. Gross was entitled to participate in the Company's benefit programs generally available to executive officers. In addition, the Board could award an incentive cash bonus of up to 100% of Mr. Gross's base salary based upon achievement of mutually agreed goals and the Company's profitability; provided that the bonus was to equal 25% of base salary for the first two fiscal quarters during the term of the Agreement. Subject to necessary stockholder approval, the Company agreed to grant Mr. Gross a total of 650,000 non-qualified stock options at a purchase price to be set as the price of the Company's common stock on the day before the announcement of his hiring, with 275,000 of the options granted as of the execution of the Agreement. All options to be granted under the Agreement are subject to a ten-year vesting schedule, with earlier vesting of a portion of such options upon a change of control of the Company or upon achievement of certain common stock trading prices. The Agreement also contains certain confidentiality, non-competition and non-solicitation provisions.

     If the Company terminates Mr. Gross other than for "cause" or "disability" or if Mr. Gross terminates his employment for "good reason," the Company shall pay severance in an amount equal to the base salary for one full calendar year plus the targeted bonus for such year. Under the Agreement, severance shall be payable over a period of one year and during such time the Company shall provide medical insurance for Mr. Gross and his family. The Company will also make available one year of medical insurance coverage in the event Mr. Gross's employment is terminated by death or disability. Upon his voluntary termination, vested options will expire 90 days from the effective date of his resignation.

     Effective July 11, 2001, Mr. Gross resigned as Chief Executive Officer and agreed to terminate his employment agreement but continue to serve as non-executive Chairman of the Board of Directors. Mr. Gross's coverage under the Company's healthcare and medical plans terminated on September 30, 2001. Mr. Gross has agreed, in the event of and effective upon the consummation of the previously disclosed merger with PhoneTel Technologies, Inc., to retire as Chairman of the Board. In consideration of forgoing any severance or other compensation owing to him under the Agreement, Mr. Gross received an aggregate payment of $325,000, paid in installments between January 2001 and June 2001. Mr. Gross also agreed to provide consulting services to the Company on an as-needed basis at the per diem rate of $1,750.

     Following the Peoples Telephone Merger, the Company also entered into employment agreements with Lawrence T. Ellman and Bruce W. Renard. (Messrs. Ellman and Renard for purposes hereof shall hereafter be collectively referred to as the "Executives".

     The employment agreements provided for an initial employment period through December 31, 2000, with automatic one-year renewals unless either party notified the other at least 60 days prior to the end of any term.

The employment agreements provided for an annual base salary of at least $170,000 for Mr. Ellman and $170,000 for Mr. Renard. The employment agreements provide for employment of such persons in their current respective positions, subject to change or reassignment of duties by the Company.

     Effective November 1, 2001, the Executives entered into letter agreements with Davel that had the effect of terminating the existing employment agreements. Pursuant to his November 1, 2001 letter agreement, Mr. Renard received a $260,000 one-time payment in exchange for (i) a termination of his employment agreement, including the right to any severance payment upon a change of control of the Company, (ii) a covenant not to compete, (iii) a covenant not to solicit employees or customers, (iv) a covenant to protect the confidentiality of Company information and (v) a mutual release and waiver of claims. Pursuant to his November 1, 2001 letter agreement, Mr. Ellman received a $240,500 one-time payment in exchange for (i) a termination of his employment agreement, including the right to any severance payment upon a change of control of the Company, (ii) a covenant not to compete, (iii) a covenant not to solicit employees or customers, (iv) a covenant to protect the confidentiality of Company information and (v) a mutual release and waiver of claims. Pursuant to their letter agreements, the Executives have agreed to continue to be employed by the Company, on an at-will basis, in their current capacities and at the same salary and bonus levels as are set forth in their terminated employment agreements.

     On October 4, 2000, the Company entered into an employment agreement with Marc S. Bendesky. Pursuant to the agreement, Mr. Bendesky was to serve as the Chief Financial Officer of the Company until December 31, 2001. During the employment period, the base salary under the agreement is set at $200,000 per year, plus a 20% retainer to Tatum CFO Partners. In addition, the Board may award an incentive cash bonus up to $50,000. If the Company terminates Mr. Bendesky other than for "cause" or "disability," the Company shall pay severance in an amount equal to two months' base salary. Effective January 1, 2002, the Company extended the agreement until December 2002 on substantially the same terms and conditions as those set forth in the original agreement.

     In September 1996, the Company entered into an employment agreement with Mr. David Hill, the former Chairman of the Board and Chairman of the Executive Committee of the Board, for six years at an annual base salary of $400,000. Under the agreement, Mr. David Hill was eligible to receive a cash bonus as well as a grant of options based upon the percentage by which the annual before tax profit exceeds the annual before tax profit for 1996. Mr. David Hill agreed not to compete with the Company during his employment and for a period of one year afterwards. The agreement also provides that, upon a change of control (as defined therein), (1) all stock options previously awarded to Mr. David Hill will vest and become immediately exercisable and (2) in the event of a termination of Mr. David Hill, he will receive severance pay from the Company as specified in his employment agreement. On July 6, 1999, the Company and Mr. David Hill entered into an arrangement by which Mr. Hill agreed to resign as the Chairman of the Davel Board of Directors and of the Board's Executive Committee. By amendment on December 14, 2001, Davel and Mr. Hill agreed to modify certain arrangements governing the terms of Mr. Hill's resignation. The Company has now satisfied those obligations to Mr. Hill as modified in the amendment.

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

 2001 Compensation

     The 2001 compensation of executive officers was generally established in their employment agreements with the Company. The Committee has reviewed the terms of the employment agreements and found them to be generally consistent with the Committee's policies regarding executive compensation.

     There were four potential elements of compensation of the executive officers for 2001: base salary, an annual cash bonus, stock options granted under the Stock Option Plan and annual stock grants.

     Each executive officer's 2001 base salary was established at the beginning of the term of his employment or consulting agreement. Base salaries of all officers were intended to be relatively moderate and are believed to be at or below the median of the base salaries paid in 2001 by public telecommunications companies of a size comparable to the Company. The employment agreements did not provide for automatic increases in the base salary of any of the executive officers.

     Each executive officer was entitled to a bonus determined by reference to his employment agreement based on his efforts to help the Company reach its goals and objectives.

     In an effort to provide a long-term incentive for future performance that aligns the executive officers' interests with the interests of stockholders, executive officers are eligible for participation in the Company's Stock Option Plan and, effective as of the date of adoption by stockholders on November 2, 2000, the Company's 2000 Long-Term Equity Incentive Plan. Stock options are intended to provide an incentive for the creation of stockholder value over the term of several years since the full benefit of options will be realized only if the price of common stock appreciates over that term. In 2001, no stock options were granted to the executive officers of the Company with respect to the Company's performance in 2000. The Company also may award stock grants under the Stock Option Plan or 2000 Long-Term Equity Incentive Plan. Stock awarded under either plan would contain certain restrictions on transfer. Awarding stock with restriction on its transfer provides further long-term incentives that align the interests of the executive officers with the interests of stockholders.

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

                                          Robert D. Hill, Chairman
                                          Raymond A. Gross
                                          William C. Pate

AUDIT COMMITTEE REPORT

     The Audit Committee obtained a letter from Aidman Piser & Company, P.A., the Company's independent auditors, containing a description of all relationships between the auditors and the Company, discussed with the auditors any of those relationships that may impact their objectivity and independence and satisfied itself as to the auditors' independence. Aidman Piser & Company, P.A. has confirmed in its letter that, in its professional judgment, it is independent of the Company within the meaning of the Federal securities laws.

     The Audit Committee discussed and reviewed with the independent auditors all matters required by auditing standards generally accepted in the United States of America, including those described in SAS 61, "Communication with Audit Committees." With and without management present, the Audit Committee discussed and reviewed the results of the independent auditors' examination of the financial statements. The Audit Committee also discussed the results of the internal audit examinations.

     The Audit Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2001 with management and the independent auditors. Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board that the Company's audited financial statements be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for filing with the Securities and Exchange Commission.

                                          Donald J. Liebentritt, Chairman
                                          William C. Pate
                                          Theodore C. Rammelkamp, Jr.

                               PERFORMANCE GRAPH

     The comparative stock performance graph below compares the cumulative stockholder return on the common stock of the Company for the period from December 27, 1996 through December 28, 2001 with the cumulative total return on
(i) the Total Return Index for the Nasdaq Stock Market (U.S. Companies) (the "Nasdaq Composite Index") and (ii) a peer group of companies that compete with the Company in the operation of independently owned pay telephones (the "Peer Group"), in each case assuming the reinvestment of dividends. None of the companies in the Peer Group offers a range of products and services fully comparable to those of the Company, although each competes with the Company with respect to certain of the Company's significant business segments. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The members of the Peer Group are Peoples Telephone, PhoneTel Technologies, Inc. and Choicetel Communications, Inc. Due to the Company's acquisition of Peoples Telephone in the Peoples Telephone Merger, Peoples has not been separately reflected in the Peer Group since 1998.

                                                       DAVEL COMM                  PEER GROUP               NASDAQ COMPOSITE
                                                       ----------                  ----------               ----------------
12/27/96                                                 100.00                       100.00                     100.00
12/26/97                                                 142.86                       143.50                     117.04
12/25/98                                                 112.14                       111.63                     167.50
12/31/99                                                  27.18                      1868.32                     316.07
12/29/00                                                   0.12                       596.56                     191.89
12/28/01                                                   0.18                       524.30                     151.49

TOTAL RETURN ANALYSIS

                                          12/27/96   12/26/97   12/25/98   12/31/99    12/29/00   12/28/01
                                          --------   --------   --------   ---------   --------   --------
Davel Communications....................  $100.00    $142.86    $112.14    $   27.18   $  0.12    $  0.18
Peer Group..............................  $100.00    $143.50    $111.63    $1,868.32   $596.56    $524.30
Nasdaq Composite........................  $100.00    $117.04    $167.50    $  316.07   $191.89    $151.49

Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data from BRIDGE Information Systems, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS AND BENEFICIAL OWNERS

     The following table sets forth information regarding shares of the Company's common stock, par value $0.01 per share, beneficially owned, as of March 15, 2002, by the Company's directors, named executive officers and 5% stockholders.

                                                       NUMBER OF SHARES
NAME AND ADDRESS(1)                                   BENEFICIALLY OWNED   PERCENTAGE OF CLASS
-------------------                                   ------------------   -------------------
Raymond A. Gross(3)(4)(15)..........................         12,000                  *
David R. Hill(3)(5)(15).............................      1,977,945               17.7%
Robert D. Hill(3)(6)(15)............................        209,086                1.9%
Lawrence T. Ellman(2)(7)(15)........................         56,565                  *
Bruce W. Renard(2)(8)(15)...........................         74,043                  *
Marc S. Bendesky(2)(15).............................              0                  *
Donald J. Liebentritt(3)(9)(15).....................         24,231                  *
William C. Pate(3)(10)(15)..........................         24,000                  *
T. C. Rammelkamp, Jr.(3) (11) (15)..................         50,568                  *
EGI-DM Investments, L.L.C.(12)......................      1,773,800               15.9%
UBS Capital II LLC(13)..............................        918,977                8.2%
All current directors and executive officers as a
  group (10 persons)(15)............................      2,428,438               21.7%

---------------

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

 (4) Includes 12,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

 (5) Includes 126,412 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

 (6) Includes 133,250 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

 (7) Includes 56,565 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

 (8) Includes 73,015 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

 (9) Includes 24,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan and warrants to purchase 231 shares with an exercise price of $32.00 per share from the Company.

(10) Includes 24,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(11) Includes 49,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Stock Option Plan.

(12) Includes 1,773,800 shares beneficially owned (including warrants to acquire 299,513 shares with an exercise price of $32.00 per share from the Company and certain individual shareholders). The managing member of EGI-DM, with the sole power to direct the vote and disposition of securities held by EGI-DM, is Samstock/SIT, L.L.C. ("Samstock/SIT"). The sole member of Samstock/SIT is a trust formed for the benefit of Mr. Samuel Zell and members of his family. Mr. Zell is the President of both EGI-DM and Samstock/SIT. The principal business address for each of EGI-DM, Samstock/SIT and Samuel Zell is c/o Equity Group Investments, L.L.C., Two North Riverside Plaza, Chicago, Illinois 60606.

(13) Based on a Schedule 13D/A filed on January 14, 1999. Includes 26,000 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Directors Stock Option Plan. The address of UBS Capital II LLC, is 299 Park Avenue, New York, NY 10171.

(14) Includes 524,242 shares that could be acquired within 60 days upon the exercise of options and 299,744 shares that could be acquired within 60 days upon the exercise of warrants.

(15) The address of such officers, unless otherwise noted, is 10120 Windhorst Road, Tampa, Florida 33619.

ITEM 13.  CERTAIN TRANSACTIONS

     The Company has entered into certain transactions with Mr. David R. Hill, who is a director. The Company leased office space in Jacksonville, Illinois from Mr. Hill, to whom it paid aggregate amounts of $269,625, $129,420, and $118,600 in 2001, 2000 and 1999, respectively.

     In addition, the Company received payments from Mr. David Hill for administrative services provided to him by certain employees of the Company in the aggregate amounts of $202,900, $84,000 and $45,900 in 2001, 2000 and 1999,
respectively.

     On July 6, 1999, the Company and Mr. Hill entered into an arrangement by which Mr. Hill agreed to resign as the Chairman of the Davel Board of Directors and of the Board's Executive Committee. On December 14, 2001, Davel and Mr. Hill agreed to modify certain arrangements governing the terms of Mr. Hill's resignation. The Company has now satisfied those obligations to Mr. Hill, as modified.

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

     (b) Reports on Form 8-K.
         On December 3, 2001, the Company filed a Current Report on Form 8-K with respect to the dismissal of Arthur Andersen LLP, and the engagement of Aidman, Piser & Company, P.A., as the Company's independent public accountants.

                                 EXHIBIT INDEX

 2.1 Agreement and Plan of Reorganization and Merger, dated as of February 19, 2002, by and among Davel Communications, Inc.,
        Davel Financing Company, L.L.C., DF Merger Corp., PT Merger
        Corp., and PhoneTel Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on February 27, 2002).
 2.2 Exchange Agreement, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company,
        L.L.C., DF Merger Corp., PhoneTel Technologies, Inc.,
        Cherokee Communications, Inc., and the lenders named therein
        (incorporated by reference to Exhibit 2.2 to the Company's
        Current Report on Form 8-K filed with the Commission on February 27, 2002).
 3.1    Restated Certificate of Incorporation of Davel
        Communications, Inc. (incorporated by reference to Exhibit
        3.1 to Registration Statement on Form S-4 (Registration No.
        333-67617) dated November 20, 1998).
 3.2 Restated By-laws of Davel Communications, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (Registration No. 333- 67617) dated November 20,
        1998.
10.1    Credit Agreement, dated as of December 23, 1998, among Davel
        Financing Company, L.L.C., as Borrower, Davel
        Communications, Inc., the Domestic Subsidiaries of the
        Borrower and Davel Communications, Inc., as Guarantors, the
        Lenders identified therein, NationsBank, N.A., as Administrative Agent, BancBoston Robertson Stephens Inc., as
        Syndication Agent, The Chase Manhattan Bank, as
        Documentation Agent, and NationsBanc Montgomery Securities,
        LLC, as Lead Arranger (incorporated by reference to Exhibit
        10.1 to Current Report on Form 8-K filed with the Commission on January 6, 1999).
10.2 First Amendment to Credit Agreement and Consent and Waiver, dated as of April 8, 1999, among Davel Financing Company,
        L.L.C., Davel Communications, Inc., NationsBank, N.A., as
        Administrative Agent, and the other Lenders party thereto
        (incorporated by reference to Exhibit 10.1 to Quarterly
        Report on Form 10-Q filed with the Commission on August 16,
        1999).
10.3 Second Amendment to Credit Agreement and Consent and Waiver, dated as of March 9, 2000, among Davel Financing Company,
        L.L.C., Davel Communications, Inc., NationsBank, N.A., as
        Administrative Agent, and the other Lenders party thereto
        (incorporated by reference to Exhibit 10.20 to Amendment No.
        1 to Annual Report on Form 10-K/A filed with the Commission on March 29, 2000).
10.4    Third Amendment to Credit Agreement, dated as of June 22,
        2000, among Davel Financing Company, L.L.C., Davel
        Communications, Inc., Bank of America, N.A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the
        Commission on August 14, 2000).
10.5    Fourth Amendment to Credit Agreement, dated as of September
        28, 2000, among Davel Financing Company, L.L.C., Davel
        Communications, Inc., Bank of America, N.A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed with the
        Commission on November 14, 2000).
10.6    Fifth Amendment to Credit Agreement, dated as of November
        29, 2000, among Davel Financing Company, L.L.C., Davel
        Communications, Inc., Bank of America, N.A., (formerly known as NationsBank, N.A.), as administrative agent, and the other Lenders party thereto.
10.7    Sixth Amendment to Credit Agreement and Waiver, dated as of
        March 23, 2001, among Davel Financing Company, L.L.C., Davel
        Communications, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.), as administrative agent, PNC Bank, National Association, as successor administrative agent, and the other Lenders party thereto.
10.8    Seventh Amendment to the Credit Agreement and Consent and
        Waiver, dated as of February 19, 2002, by and among Davel
        Communications, Inc., Davel Financing Company, L.L.C., as
        Borrower, the Domestic Subsidiaries of the Borrower, as Guarantors, the lenders named therein, and PNC Bank, National Association (incorporated by reference to Exhibit
        10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 27, 2002).

    10.9   Credit Agreement, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing
           Company, L.L.C., the Domestic Subsidiaries of Davel Financing Company, L.L.C., PhoneTel Technologies,
           Inc., Cherokee Communications, Inc., Madeleine L.L.C., and ARK CLO 2000-1, Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on
           February 27, 2002).
    10.10  Security Agreement, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel
           Financing Company, L.L.C., the Domestic Subsidiaries of Davel Financing Company, L.L.C., PhoneTel
           Technologies, Inc., Cherokee Communications, Inc., Madeleine L.L.C., and ARK CLO 2000-1, Limited
           (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the
           Commission on February 27, 2002).
    10.11  Commitment Letter, dated as of February 19, 2002, by and among Davel Communications, Inc., PhoneTel
           Technologies, Inc., and the lenders named therein (incorporated by reference to Exhibit 10.4 to the
           Company's Current Report on Form 8-K filed with the Commission on February 27, 2002).
    10.12  Voting Agreement, effective as of November 1, 2001, by and among AXP Bond Fund, Inc., AXP Variable
           Portfolio-Bond Fund, a series of AXP Variable Portfolio Income Series, Inc., AXP Variable
           Portfolio-Managed Fund, a series of AXP Variable Portfolio Managed Series, Inc., Income Portfolio, a
           series of IDS Life Series Fund, Inc., Managed Portfolio, a series of IDS Life Series Fund, Inc., AXP
           Variable Portfolio-Extra Income Fund, a series of AXP Variable Portfolio Income Series, Inc. and High
           Yield Portfolio, a series of Income Trust, and Davel Communications, Inc. (incorporated by reference to
           Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on February 27, 2002).
    10.13  Voting Agreement, effective as of July 10, 2001, by and between CIBC World Markets Corp. and Davel
           Communications, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form
           8-K filed with the Commission on February 27, 2002).
    10.14  Voting Agreement, effective as of July 31, 2001, by and between Pacholder Associates, Inc. and Davel
           Communications, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form
           8-K filed with the Commission on February 27, 2002).
    10.15  Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel
           Communications, Inc. and Bruce W. Renard (incorporated by reference to Exhibit 10.10 to Current Report on
           Form 8-K filed with the Commission on January 6, 1999).
    10.16  Employment and Non-Competition Agreement, dated as of December 23, 1998, by and between Davel
           Communications, Inc. and Lawrence T. Ellman (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed with the Commission on January 6, 1999).
    10.17  Investment Agreement, dated April 19, 1999, among Davel Communications, Inc., Samstock L.L.C. and
           EGI-Davel Investors, L.L.C. (incorporated by reference to Exhibit 10.31 to Amendment No. 1 to Annual
           Report on Form 10-K/A filed with the Commission on March 29, 2000).
    10.18  Davel Communications, Inc. Amended and Restated 2000 Long-Term Equity Incentive Plan, as amended through
           February 11, 2002.
    21.1   Subsidiaries of Davel Communications, Inc.
    23.1   Consent of Arthur Andersen LLP
    23.2   Consent of Aidman, Piser & Company, P.A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DAVEL COMMUNICATIONS, INC.

                                                 /s/ MARC S. BENDESKY
                                          By:
                                          --------------------------------------

                                            Marc S. Bendesky
                                            Chief Financial Officer

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
            /s/ RAYMOND A. GROSS               Chairman of the Board                March 29, 2002
---------------------------------------------
              Raymond A. Gross

             /s/ BRUCE W. RENARD               President                            March 29, 2002
---------------------------------------------
               Bruce W. Renard

            /s/ MARC S. BENDESKY               Chief Financial Officer              March 29, 2002
---------------------------------------------
              Marc S. Bendesky

              /s/ DAVID R. HILL                Director                             March 29, 2002
---------------------------------------------
                David R. Hill

             /s/ ROBERT D. HILL                Director                             March 29, 2002
---------------------------------------------
               Robert D. Hill

          /s/ DONALD J. LIEBENTRITT            Director                             March 29, 2002
---------------------------------------------
            Donald J. Liebentritt

             /s/ WILLIAM C. PATE               Director                             March 29, 2002
---------------------------------------------
               William C. Pate

       /s/ THEODORE C. RAMMELKAMP, JR.         Director                             March 29, 2002
---------------------------------------------
         Theodore C. Rammelkamp, Jr.