Form 10-Q
period 2002-03-31
DAVEL COMMUNICATIONS INC
filed 2002-05-15
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________ TO _________

         COMMISSION FILE NUMBER: 000-25207


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

As of May 10, 2002, there were 11,169,440 shares of the Registrant's Common Stock outstanding.


================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


RECENT DEVELOPMENTS...............................................................................................     1

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets.......................................................................................     2

Consolidated Statements of Operations.............................................................................     3

Consolidated Statements of Cash Flows.............................................................................     4

Notes to Consolidated Financial Statements........................................................................     5

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations.............................    12

Liquidity and Capital Resources...................................................................................    16

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk........................................................    23

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings.................................................................................................    24


ITEM 6

Exhibits and Reports on Form 8-K..................................................................................    25

                               RECENT DEVELOPMENTS


ANNOUNCEMENTS RELATING TO PHONETEL MERGER
-----------------------------------------

         On May 9, 2002, Davel Communications, Inc. ("Davel" or the "Company") announced that it had filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (the "SEC"), which includes a joint proxy statement/prospectus of Davel and PhoneTel Technologies, Inc. ("PhoneTel"). Davel and PhoneTel have previously announced the execution of a merger agreement and related agreements under which (1) indebtedness of Davel in an aggregate amount of approximately $218.8 million (plus interest accrued after June 30, 2002) will be exchanged for 380,612,730 shares of Davel common stock; (2) indebtedness of PhoneTel in an aggregate amount of approximately $33.2 million (plus interest accrued after June 30, 2002) will be exchanged for 112,246,511 shares of PhoneTel common stock; and (3) a wholly owned subsidiary of Davel will merge with and into PhoneTel, with each share of PhoneTel common stock (including the shares issued in exchange for PhoneTel indebtedness) being converted into the right to receive 1.8233 shares of Davel common stock and PhoneTel surviving as wholly owned subsidiary of Davel. The registration statement filed on May 9, 2002 with the SEC seeks to register the 223,238,000 Davel shares being delivered to PhoneTel stockholders in the merger.

         In connection with the filing of the registration statement, Davel and PhoneTel also announced that Cleveland, Ohio has been selected as Davel's corporate headquarters post-merger. The companies determined that Cleveland would best serve the combined organizations' business objectives and most effectively facilitate the anticipated back-office synergies. The closing of Davel's Tampa, Florida headquarters, which is expected to occur in the third or fourth quarter of 2002, should result in significant cost savings due to the elimination of redundant general and administrative functions. The companies also announced the composition of the proposed Board of Directors for the combined entity. Bruce W. Renard, who joined Davel in December 1998 as Senior Vice President of Regulatory and External Affairs and Associate General Counsel and was named President in July 2001, will step down as President of Davel following the merger and join the new board of directors. Davel expects to negotiate a consulting arrangement with Mr. Renard pursuant to which Mr. Renard will provide regulatory and industry advisory services post-merger.

         In addition to Mr. Renard, the following individuals were nominated to the post-merger Board of Directors: John D. Chichester, currently President and Chief Executive Officer of PhoneTel who will become President and Chief Executive Officer of the combined company; Andrew C. Barrett, a former commissioner with the Federal Communications Commission and the Illinois Commerce Commission and currently a managing director of the Barrett Group, a company providing consulting services to the telephone, media and cable industries; James N. Chapman, an independent capital markets and strategic planning consultant for private and public companies across a broad range of industries; and Kevin P. Genda, a Managing Director of Cerberus Capital Management, L.P. and Senior Vice President-Chief Credit Officer of Ableco Finance LLC, both affiliates of Cerberus Partners, L.P., a lender to Davel.


FIRST AMENDMENT TO SENIOR CREDIT FACILITY
-----------------------------------------

         On May 14, 2002, the Company entered into a First Amendment to the Credit Agreement, dated as of February 19, 2002 (the "New Senior Credit Facility"), among the Company, Davel Financing Company, L.L.C., all of their domestic subsidiaries, PhoneTel, Cherokee Communications, Inc., Madeline L.L.C. and ARK-CLO 2000-1 Limited. Pursuant to Amendment No. 1, which is effective as of February 19, 2002, the Minimum Adjusted EBITDA and Minimum EBITDA covenants were loosened through June 30, 2002. See "Management's Discussion and
Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--New Senior Credit Facility--First Amendment."

PART I FINANCIAL INFORMATION
----------------------------

ITEM 1 FINANCIAL STATEMENTS

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            MARCH 31,      DECEMBER 31,
                                                                                              2002             2001
                                                                                              ----             ----
                                                                                           (Unaudited)       (Audited)
                                                           ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $        5,288     $      5,333
Trade accounts receivable                                                                        9,317           11,757
Other current assets                                                                             2,522              629
                                                                                        --------------     ------------

        TOTAL CURRENT ASSETS                                                                    17,127           17,719

Property and equipment, net                                                                     43,107           47,448
Location contracts, net                                                                          1,618            1,983
Other assets                                                                                     1,549            1,175
                                                                                        --------------     ------------

        TOTAL ASSETS                                                                    $       63,401     $     68,325
                                                                                        ==============     ============

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term debt and
      obligations under capital leases                                                  $      241,342     $    237,726
   Accrued interest                                                                             40,585           36,320
   Accounts payable and other accrued expenses                                                  17,585           23,784
                                                                                        --------------     ------------
        TOTAL CURRENT LIABILITIES                                                              299,512          297,830
                                                                                        --------------     ------------

Long-term debt and obligations under capital leases                                              1,536              308
                                                                                        --------------     ------------

        TOTAL LIABILITIES                                                                      301,048          298,138
                                                                                        --------------     ------------

Shareholders' Deficit
      Common stock - $.01 par value, 50,000,000
      shares authorized, 11,169,440 shares
      issued and outstanding                                                                       112              112
   Additional paid-in capital                                                                  128,503          128,503
   Accumulated other comprehensive loss                                                              -               (7)
   Accumulated deficit                                                                        (366,262)        (358,421)
                                                                                        ---------------    -------------
        TOTAL SHAREHOLDERS' DEFICIT                                                           (237,647)        (229,813)
                                                                                        ---------------    -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $       63,401     $     68,325
                                                                                        ==============     ============


                  The accompanying Notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     2002                   2001
                                                                 ------------           ------------

REVENUES:
   Coin calls                                                    $     12,222           $     15,574
   Non-coin calls                                                       5,040                  7,661
                                                                 ------------           ------------

         Total revenues                                                17,262                 23,235
                                                                 ------------           ------------

COSTS AND EXPENSES:
   Telephone charges                                                    4,080                  8,960
   Commissions                                                          3,887                  5,264
   Service, maintenance and network costs                               4,846                  6,221
   Depreciation and amortization                                        4,969                  4,632
   Selling, general and administrative                                  2,772                  3,073
                                                                 ------------           ------------

         Total operating costs and expenses                            20,554                 28,150
                                                                 ------------           ------------

         Operating loss                                                (3,292)                (4,915)

OTHER INCOME (EXPENSE):
   Interest expense, net                                               (4,553)                (7,813)
   Other                                                                    4                    100
                                                                 ------------           ------------

LOSS BEFORE INCOME TAXES                                               (7,841)               (12,628)

   Income tax expense                                                       -                      -
                                                                 ------------           ------------

NET LOSS                                                         $     (7,841)          $    (12,628)
                                                                 ============           ============

BASIC AND DILUTED LOSS PER SHARE                                 $      (0.70)          $      (1.13)
                                                                 ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED            11,169,440             11,169,540
                                                                 ============           ============





                   The accompanying Notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)

                                                                         2002               2001
                                                                       --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $ (7,841)          $(12,628)
   Adjustments to reconcile net loss to cash flows
      from operating activities:
         Depreciation and amortization                                    4,969              4,632
         Amortization of deferred financing charges                          15                885
         Payment for certain location contracts                             (84)               (71)
         Write-off of fixed assets/asset valuation charge                     7                 24
      Changes in assets and liabilities:
         Accounts receivable                                              2,440              2,297
         Other assets                                                    (2,187)              (452)
         Accounts payable and accrued liabilities                        (6,158)            (3,477)
         Accrued interest                                                 4,265              6,807
         Deferred revenue                                                   (41)             2,494
                                                                       --------           --------

         Net cash from operating activities                              (4,615)               511
                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (88)               (95)
                                                                       --------           --------


         Net cash from investing activities                                 (88)               (95)
                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds of Term Loan from Senior Lenders                          5,000                 --
   Debt issuance costs                                                     (186)                --
   Principal payments under capital leases                                 (156)              (185)
                                                                       --------           --------

         Net cash from financing activities                               4,658               (185)
                                                                       --------           --------

         NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (45)               231

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            5,333              6,104
                                                                       --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  5,288           $  6,335
                                                                       ========           ========

CASH PAID FOR INTEREST                                                 $     83           $      -
                                                                       ========           ========



                   The accompanying Notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


1.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheet of Davel and its subsidiaries as of March 31, 2002 and the related consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001 and of cash flows for the three-month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the full year.

         The Company was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 52,000 payphones in 44 states and the District of Columbia. The Company's headquarters is located in Tampa, Florida, with divisional facilities in 17 geographically dispersed locations.

2.  LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $43.4 million and $7.8 million for the year ended December 31, 2001 and quarter ended March 31, 2002, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. In addition, the Company was unable to make debt payments of approximately $237.7 million and interest payments of approximately $36.3 million, which became due and payable on January 11, 2002 to the lenders (the "Junior Lenders") that are party to the Company's secured credit facility, dated December 23, 1998 (as amended, the "Old Credit Facility"). However, effective February 19, 2002, the Company signed a Seventh Amendment to the Old Credit Facility that waived the payment default as of January 11, 2002 and extended the due date of all payment obligations to August 31, 2002.

         Effective February 19, 2002, the Company and PhoneTel entered into an agreement and plan of reorganization and merger that will provide for the issuance of the Company's common stock to acquire the issued and outstanding common stock of PhoneTel (the "PhoneTel Merger"). PhoneTel is a payphone service provider ("PSP") that maintains and operates a payphone system of 30,000 payphones in 44 states and the District of Columbia. The Company and PhoneTel had entered into a shared services agreement for the administration and operation of certain of the Company's and PhoneTel's branch offices across the United States in June 2001. The effect of the Servicing Agreement has been to reduce monthly operating costs substantially. Management believes this merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure.

         In order to pursue this strategy, the Company and PhoneTel jointly entered into the New Senior Credit Facility with Madeline L.L.C. and ARK-CLO 2000-1 Limited and agreed to a substantial debt-for-equity exchange with the Junior Lenders. The New Senior Credit Facility, which became effective February 19, 2002, provides for a combined $10 million line of credit which the Company and PhoneTel share $5 million each. The Company and PhoneTel each drew their available amounts under the line on February 20, 2002. In addition to interest payments due monthly at the rate of 15%

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

per year on the unpaid balance, the line is repayable in twelve equal monthly installments commencing July 31, 2002. The debt-for-equity exchange with the Company's current Junior Lenders will immediately precede the merger with PhoneTel and provides for the exchange of that amount of indebtedness that will result in $63.5 million of debt remaining ($100 million on a merged basis) for 380,612,730 shares of common stock. The terms of the remaining combined debt will be modified and extended. Following the exchange of debt and immediately prior to the merger, the Company's lenders will own 93% of the issued and outstanding common stock of the Company. Following the exchange and the merger, the combined creditors of the Company and PhoneTel will own 90.81% of the issued and outstanding common stock of the Company.

         As of March 31, 2002, the Company had a working capital deficit of $282.4 million and its liabilities exceeded it assets by $237.6 million. Notwithstanding the New Senior Credit Facility and the debt-for-equity exchange, the Company may face liquidity shortfalls and, as a result, might be required to dispose of assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141" ) and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. The Company has entered into a merger agreement with PhoneTel Technologies, Inc. that provides for the exchange of common stock.. Pursuant to SFAS No. 141, the merger will be accounted for as a purchase business combination. The effects on the accounting for the initial recognition and determining carrying value of goodwill, if any, that arise from the purchase have not yet been determined by management. Davel performed the first of the required impairment tests of goodwill as of January 1, 2002, and has determined that there is no material effect to the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement on January 1, 2002. The Company assessed the impact of this statement on its results of operations, financial position and cash flows as of March, 31, 2002 and determined that no material impairment adjustment was required.

         In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, early application of the provision is encouraged. As discussed in Note 2, the Company is currently contemplating a series of transactions that will include the extinguishment of debt. As a result of the recent issuance of this standard, management of the Company has not determined the effects, if any, that it may have on the related accounting or whether the standard will be adopted early.

4.   DIAL-AROUND COMPENSATION

         On September 20, 1996, the Federal Communications Commission (the "FCC") adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecommunications Act of 1996 (the "Telecom Act"). The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (the "IXCs") would be required to compensate PSPs. The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997 that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35 because it did not sufficiently explain its conclusion that the costs to provide local coin calls are similar to those of 800 subscriber and access code calls and (ii) the allocation of the dial-around payment obligations among the IXCs for the period November 7, 1996 to October 6, 1997.

         In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997 to October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 for reduced dial-around compensation was approximately $3.3 million.

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

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court determined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. The FCC has stated its intention to conduct a third-year review of the rate, but no review has yet been commenced. There is pending a Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the independent payphone providers (the "IPPs"), which has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order (other than the pending retroactive application issue, discussed below) pursuant to the pending Reconsideration Petition, although no assurances can be given.

         On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to require that the first long distance carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

         The 24-cent rate that became effective April 21, 1999 will be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a pending petition for reconsideration of this retroactive application of the rate. The 1999 Payphone Order deferred a final ruling on the treatment of the period beginning on November 7, 1996 and ending on October 6, 1997 (the "interim period") to a later order. The FCC further ruled that, after the establishment of an interim period compensation rate and an allocation of the rate among carriers, a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for both the interim and intermediate periods. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per phone per month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The Company recorded dial-around compensation revenue, net of adjustments from the 1997 Payphone Order and the 1999 Payphone Order, of approximately $22.9 million and $35.9 million for 2000 and 1999, respectively.

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

5.       EARNINGS PER SHARE

         The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the 680,000 outstanding options and the 427,323 warrants outstanding would be anti-dilutive for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss from continuing operations per weighted average common shares outstanding were $(0.70) and $(1.13) for the three months ended March 31, 2002 and 2001, respectively.

6.       COMMITMENTS & CONTINGENCIES

Litigation

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. The Settlement Agreement further provides that as promptly as possible after the closing of the PhoneTel Merger, the parties will execute a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

         In December 1999, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. ("CSK"). The suit alleged that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK. Plaintiffs' amended complaint alleged damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case was dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter of 2001.

         In March 2000, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK. The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order with the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and discovery is underway. The Company intends to vigorously defend itself in the case.

         In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy, filed suit against the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland and the District of Columbia. The Company denied the material allegations of Picus' complaint. On or about April 2, 2001, Picus voluntarily dismissed its case, indicating that it may refile its claim against the Company in the bankruptcy court. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus' breach of contract and failure to secure and pay the Company federally mandated dial-around compensation. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages sustained by the Company as a result of Picus's actions. On or about May 9, 2002, Picus filed a response to the Company's claim for administrative payment as well as an objection to the Company's proof of claim. As part of its objection, Picus asserted a counterclaim against the Company, raising similar claims to those originally brought in the district court. Picus' counterclaim alleges damages of approximately $717,000. Management has indicated its intention to vigorously defend against Picus' claims, if necessary, and to vigorously prosecute its claims for damages against Picus. Based on the preliminary stage of this case, we are not yet able to provide an evaluation of the likelihood of a favorable or unfavorable result, or the amount or range of potential recovery or loss, if any.

         On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. The matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (CONTINUED)

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial condition or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Result of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and related filings with the SEC. The Company assumes no obligation to update any such forward-looking statements.


GENERAL

     During the first quarter of 2002, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

     Non-coin calls include credit card, calling card, collect, and third-party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

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

     The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for line charges and use of their networks. Commission expense represents payments to owners of locations at which the Company's payphones are installed ("Location Owners"). Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.


REGULATORY IMPACT ON REVENUE

Local Coin Rates

     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. In 2002, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, as well as from continued growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

Dial-around Compensation

         On September 20, 1996, the FCC adopted rules in a docket entitled IN THE MATTER OF IMPLEMENTATION OF THE PAYPHONE RECLASSIFICATION AND COMPENSATION PROVISIONS OF THE TELECOMMUNICATIONS ACT OF 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which IXCs would be required to compensate PSPs. The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35 because it did not sufficiently explain its conclusion that the costs to provide local coin calls are similar to those of 800 subscriber and access code calls and (ii) the allocation of the dial-around payment obligations among the IXCs for the period November 7, 1996 to October 6, 1997.

         In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its SECOND REPORT AND ORDER in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 for reduced dial-around compensation was approximately $3.3 million.

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

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court determined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision.

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard. The FCC has stated its intention to conduct a third-year review of the rate, but no review has yet been commenced. There is pending a Petition for Reconsideration of the 1999 Payphone Order filed with the FCC by the IPPs, which has yet to be ruled on by the FCC. In view of the Court's affirmation of the 1999 Payphone Order, it is unlikely that the FCC will adopt material changes to the key components of the Order (other than the pending retroactive application issue, discussed below) pursuant to the pending Reconsideration Petition, although no assurances can be given.

         On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. The effect of the decision is to require that the first long distance carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may flow from the decision.

         The 24-cent rate that became effective April 21, 1999 will be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a pending petition for reconsideration of this retroactive application of the rate. The 1999 Payphone Order deferred a final ruling on the treatment of the period beginning on November 7, 1996 and ending on October 6, 1997 (the "interim period") to a later order. The FCC further ruled that, after the establishment of an interim period compensation rate and an allocation of the rate among carriers, a true-up may be made for all payments or credits (with applicable interest) due and owing between the IXCs and the PSPs, including Davel, for both the interim and intermediate periods. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per phone per month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The Company recorded dial-around compensation revenue, net of adjustments from the 1997 Payphone Order and the 1999 Payphone Order, of approximately $22.9 million and $35.9 million for 2000 and 1999, respectively.

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


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         For the three months ended March 31, 2002, total revenues decreased approximately $5.9 million, or 25.7%, to approximately $17.3 million from approximately $23.2 million in the same period of 2001. This decrease was primarily attributable to the removal of unprofitable phones, and lower call volumes, due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

         Coin call revenues decreased approximately $3.3 million, or 21.5%, to approximately $12.2 million in the three months ended March 31, 2002 from approximately $15.5 million in the first quarter of 2001. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 66,000 phones during the period ended March 31, 2001 to approximately 54,000 during the period ended March 31, 2002, as a result of the Company's ongoing strategy to remove unprofitable phones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $2.6 million, or 34.2%, to approximately $5.1 million in the three months ended March 31, 2002 from approximately $7.7 million in the three months ended March 31, 2001. The decrease was primarily attributable to the removal of unprofitable phone locations, and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $1.1 million, to approximately $3.5 million in the three months ended March 31, 2002 from approximately $4.6 million in the first quarter of 2001. The dial-around decrease is primarily attributable to the net removal of approximately 12,000 unprofitable phones, or 19.1% of the total payphone base over the 12-month period, and lower calls per phone due to increased competition from wireless services. Long-distance revenues decreased approximately $1.7 million, to approximately $1.4 million in the first quarter of 2002 from approximately $3.1 million in the three months ended March 31, 2001. The decrease is attributable to fewer payphones in service, fewer long distance calls made per phone, and reduced call time per call. Non-carrier revenues increased $0.2 million during the period.

         Telephone charges decreased approximately $4.9 million, or 54.5%, to approximately $4.1 million for the quarter ended March 31, 2002 from approximately $9.0 million in the three months ended March 31, 2001.

This reduction was primarily due to the net removal of 12,000 unprofitable phones and to the ongoing impact on monthly bills of recent regulatory changes. In addition, telephone charges for the quarter were reduced due to net credits totaling $1.9 million related to the resolution of disputes over line charges which have been substantially settled. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $1.4 million, or 26.2%, to approximately $3.9 million in the three months ended March 31, 2002 from approximately $5.3 million in the three months ended March 31, 2001. Commissions for the quarter ended March 31, 2001 included the reversal of a prior year commission expense accrual of approximately $0.6 million reflecting an adjustment to the expense in accordance with changes made to a contract. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

         Service, maintenance and network costs decreased approximately $1.4 million, or 22.1%, to approximately $4.8 million in the three months ended March 31, 2002 from approximately $6.2 million in the three months ended March 31, 2001. The decrease was primarily attributable to the lower phone count and savings associated with the PhoneTel servicing agreement. Wage-related cost reductions of approximately $0.4 million were generated from reduced headcount resulting from better route densities. Service and collection and vehicle expenses were approximately $0.1 million lower and field office expenses were $0.3 million lower as a result of the lower phone count and field reorganizations. In addition, network billing charges were $0.3 million lower and property and franchise taxes were also $0.3 million lower.

         Depreciation expense in the three months ended March 31, 2002 increased to approximately $4.4 million from approximately $4.3 million recorded in the three months ended March 31, 2001. Amortization expense in the three months ended March 31, 2002 increased to approximately $0.5 million from approximately $0.3 million recorded in the three months ended March 31, 2001.

         Selling, general and administrative expenses decreased approximately $0.3 million, or 9.8%, to approximately $2.7 million in the three months ended March 31, 2002 from approximately $3.1 million in the three months ended March 31, 2001. The decrease in expense was attributable to a reduction in salaries and salary-related expenses of approximately $0.1 million and a reduction in professional fees of approximately $0.2 million.

         Interest expense in the three months ended March 31, 2002 declined approximately $3.2 million, or 41.7%, compared to the prior-year period, to approximately $4.6 million in the first quarter of 2002 from approximately $7.8 million in the first quarter of 2001. The decrease in recorded interest is due to lower interest rates and a reduction of $0.9 million for the amortization of loan origination fees charged to interest expense.

         Net loss decreased approximately $4.8 million, or 37.9%, to approximately $7.8 million in the three months ended March 31, 2002 from approximately $12.6 million in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. There was no stock issued in the most recent two years, and borrowings under the Company's Old Credit Facility ceased after the third quarter of 2000.

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

     In the three months ended March 31, 2002, operating activities used approximately $4.6 million of net cash which was funded from the $5.0 million received from the New Senior Credit Facility. Operating activities provided approximately $0.5 million of net cash in the three months ended March 31, 2001. The operating cash use resulted from the fact that total uses, which included the operating loss of $7.8 million, increases in other assets of $2.2 million for prepaid insurance and expenses associated with the merger, payments for contracts totaling $0.1 million, and reductions in accounts payable and accrued liabilities of $6.2 (which included the $3.2 million BellSouth New Service Test adjustment noted above), exceeded total sources, which included depreciation and amortization of $5.0 million, a reduction in accounts receivable of $2.4 million and an increase in accrued interest of $4.3 million.

     Capital expenditures for the three months ended March 31, 2002 were $0.1 million, equal to the $0.1 million in the three months ended March 31, 2001. The on-going strategy of removing under-performing phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures.

     The Company's principal source of liquidity in the three months ended March 31, 2002 came from cash received pursuant to the New Senior Credit Facility. See "New Senior Credit Facility" below for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements. At March 31, 2002, the Company no longer had borrowing availability through a revolving line of credit under the Old Credit Facility. See "Old Credit Facility" below for a discussion of the amendments that have restructured the Old Credit Facility and a description of current indebtedness. All outstanding debt in connection with the Old Credit Facility has been reclassified as current liabilities.

Old Credit Facility

     In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility ("Old Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein ("Junior Lenders"). The Old Credit Facility provides for borrowings by the Company's wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

     Indebtedness of the Company under the Old Credit Facility is secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts, and all other goods and rights of every kind and description and is guaranteed by the Company and all of its subsidiaries.

     The Company's borrowings under the original Old Credit Facility bore interest at a floating rate and may be maintained as Base Rate Loans (as defined in the Old Credit Facility) or, at the Company's option, as Eurodollar Loans (as defined in the Old Credit Facility). Base Rate Loans bear interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bear interest at the Eurodollar Rate (as defined in the Old Credit Facility).

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

     - Further limitations on permitted acquisitions as defined in the Credit Agreement through June 30, 2000

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

Sixth Amendment

     In the fourth quarter of 2000, the Company gave notice to the new Administrative Agent that the Company would not be able to make the January 12, 2001 debt amortization and interest payments. On March 23, 2001, the Company and the Lenders entered into the Sixth Amendment to Credit Agreement and Waiver, effective as of January 12, 2001 (the "Sixth Amendment"), which provided for the following:

     - Principal amortization payments would be made in the amounts of $1.1 million on April 15, 2001, $2.2 million on July 15, 2001 and $3.3 million on October 15, 2001;

     - The remaining outstanding principal amount of all loans, together with all accrued and unpaid interest, will be due on January 11, 2002;

     - The Company will provide monthly budget reconciliation reports to the Lenders;

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

Seventh Amendment

     Effective as of February 19, 2002, the Company and the Junior Lenders entered into the Seventh Amendment to Credit Agreement and Consent and Waiver (the "Seventh Amendment"), which provided for the following:

     - The payment defaults arising out of the Company's failure to make scheduled principal payments on July 15, 2001, October 15, 2001 and January 11, 2002 were waived effective as of the dates such payments were due;

     - The covenant violations arising out of the Company's failure to comply with its minimum cumulative EBITDA covenant from May to December 2001 were waived effective as of the dates of such violations; and

     - The Junior Lenders provided their consent to the New Senior Credit Facility and the transactions contemplated by the merger agreement with PhoneTel, including the debt-for-equity exchange described above.

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

New Senior Credit Facility

         Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "New Senior Lenders") entered into the New Senior Credit Facility with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. The New Senior Credit Facility is guaranteed by the Company and all of its domestic subsidiaries. Pursuant to the New Senior Credit Facility, the New Senior Lenders loaned $10.0 million in the aggregate on February 20, 2002, $5.0 million to each of Davel and PhoneTel. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts owing under the New Senior Credit Facility.

         Interest on the funds loaned pursuant to the New Senior Credit Facility accrues at the rate of fifteen percent (15%) per annum and is payable monthly in arrears. A principal amortization payment in the amount of $833,333, to be shared equally by the Company and PhoneTel, is owing on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. All amounts owing under the New Senior Credit Facility will be due and owing on August 31, 2002 if the PhoneTel Merger shall not have been consummated by such date (unless the New Senior Lenders shall have consented to an extension of such date).

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

First Amendment

         On May 10, 2002, the Company notified the New Senior Lenders that
Davel had determined, in consultation with its independent auditors based on the best available information regarding certain anticipated dial-around receivables, that the Company would be unable to meet the Minimum Adjusted EBITDA and Minimum EBITDA covenants set forth in the New Senior Credit Facility for at least the first six months of 2002. On May 14, 2002, the Company entered into the First Amendment to the New Senior Credit Facility ("First Amendment"). Pursuant to the First Amendment, which is effective February 19, 2002, the Minimum Adjusted EBITDA and Minimum EBITDA covenants were loosened through June 30, 2002.

         The Company incurred losses of approximately $43.4 million and $7.8 million for the year ended December 31, 2001 and the quarter ended March 31, 2002, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of March 31, 2002, the Company had a working capital deficit of $282.4 million and its liabilities exceed its assets by $237.6 million. In addition, the Company was unable to make debt payments of approximately $237.7 million and interest payments of approximately $36.3 million, which became due and payable on January 11, 2002 to the lenders of the Old Credit Facility. However, the Seventh Amendment extended the due date of all payment obligations thereunder to August 31, 2002.

         Notwithstanding the New Senior Credit Facility and the debt-for-equity exchange described above, the Company may face liquidity shortfalls and, as a result, might be required to dispose of assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. As a result of these matters, substantial doubt exists about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION
---------------------------


ITEM 1. LEGAL PROCEEDINGS

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. The Settlement Agreement further provides that as promptly as possible after the closing of the PhoneTel Merger, the parties will execute a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

         In December 1999, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in the United States District Court, Central District of California, by Telecommunications Consultant Group, Inc. ("TCG") and U.S. Telebrokers, Inc. ("UST"), two payphone consulting companies which allege to have assisted the Company in obtaining a telephone placement agreement with CSK Auto, Inc. ("CSK"). The suit alleged that the Company breached its commission agreement with the plaintiffs based on the Company's alleged wrongful rescission of its agreement with CSK. Plaintiffs' amended complaint alleged damages in excess of $700,000. The Company moved to dismiss the complaint, and, on August 24, 2000, the Court denied the Company's motion. The Company subsequently answered the complaint and asserted a counterclaim, seeking declaratory relief. On October 13, 2000, plaintiffs answered the counterclaim, denying its material allegations. The Company, during a mediation conference held on October 29, 2001, agreed to a confidential settlement of this case, pursuant to which the case was dismissed with prejudice in exchange for payments to the plaintiffs, the sum of which was not material to the Company and was recorded in the third quarter of 2001.

         In March 2000, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in a related action in Maricopa County, Arizona Superior Court by CSK. The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order with the United States Court of Appeals for the Ninth Circuit. The appeal and underlying suit are in their initial stages, and discovery is underway. The Company intends to vigorously defend itself in the case.

         In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy, filed suit against the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland and the District of Columbia. The Company denied the material allegations of Picus' complaint. On or about April 2, 2001, Picus voluntarily dismissed its case, indicating that it may refile its claim against the Company in the bankruptcy court. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus' breach of contract and failure to secure and pay the Company federally mandated dial-around compensation. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages sustained by the Company as a result of Picus's actions. On or about May 9, 2002, Picus filed a response to the Company's claim for administrative payment as well as an objection to the Company's proof of claim. As part of its objection, Picus asserted a counterclaim against the Company, raising similar claims to those originally brought in the district court. Picus' counterclaim alleges damages of approximately $717,000. Management has indicated its intention to vigorously defend against Picus' claims, if necessary, and to vigorously prosecute its claims for damages against Picus. Based on the preliminary stage of this case, we are not yet able to provide an evaluation of the likelihood of a favorable or unfavorable result, or the amount or range of potential recovery or loss, if any.

         On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. The matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index.

         (b) On February 27, 2002, the Company filed a Current Report on Form 8-K announcing the execution of an agreement and plan of reorganization and merger with PhoneTel Technologies, Inc. and of an exchange agreement with its Junior Lenders, each effective as of February 19, 2002, and certain other related matters. No other current reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE
---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DAVEL COMMUNICATIONS, INC.

Date: May 15, 2002                                    /s/ MARC S.  BENDESKY
                                                       --------------------

                                                          Marc S. Bendesky
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

10.1 First Amendment, dated as of May 14, 2002, to the Credit Agreement, dated as of February 19, 2002, among Davel Communications, Inc., Davel Financing Company, L.L.C., the Domestic Subsidiaries thereof as Guarantors, PhoneTel Technologies, Inc., Cherokee Communications, Inc., and the lenders named therein.