Form 10-Q
period 2002-06-30
DAVEL COMMUNICATIONS INC
filed 2002-08-14
CIK 1072881

===============================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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


                    1001 LAKESIDE AVENUE, CLEVELAND, OH 44114
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (216) 241-2555


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

As of August 10, 2002, there were 615,020,085 shares of the Registrant's Common Stock outstanding.


==============================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


RECENT DEVELOPMENTS......................................................................    1

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets...............................................................   2

Consolidated Statements of Operations.....................................................   3

Consolidated Statements of Cash Flows.....................................................   5

Notes to Consolidated Financial Statements................................................   6

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations.....  14

Liquidity and Capital Resources...........................................................  20

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk................................  27

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings.........................................................................  28


ITEM 6

Exhibits and Reports on Form 8-K..........................................................  29

                               RECENT DEVELOPMENTS

COMPLETION OF PHONETEL MERGER

         On July 24, 2002, a wholly owned subsidiary of Davel Communications, Inc. ("Davel" or the "Company") merged with and into PhoneTel Technologies, Inc. ("PhoneTel") pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and certain of their respective affiliates (the "PhoneTel Merger"). As a result of the PhoneTel Merger, each share of common stock of PhoneTel was converted into the right to receive 1.8233 shares of common stock of the Company.

         Immediately prior to the PhoneTel Merger, PhoneTel exchanged approximately $34 million of debt outstanding under its junior credit facility for 112,246,511 shares of common stock of PhoneTel, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also immediately prior to the PhoneTel Merger, the Company exchanged approximately $220 million of debt outstanding under its junior credit facility for 1,000 shares of DF Merger Corp., a wholly owned subsidiary of the Company, which was subsequently merged with and into Davel Financing Company, L.L.C., a subsidiary of the Company ("DFC"), in exchange for 380,612,730 shares of the Company's common stock. Upon completion of the debt exchange and merger the Company had approximately 615 million shares outstanding.

         Simultaneously with the closing of the PhoneTel Merger, the remaining debt outstanding under the Davel's and PhoneTel's existing junior credit facilities in the aggregate amount of $100 million was restructured into a single Amended, Restated and Consolidated Credit Agreement among the Company, DFC, PhoneTel, Cherokee Communications, Inc., a subsidiary of PhoneTel, each of the domestic subsidiaries of the Company and PhoneTel, each of the lenders signatory thereto and Foothill Capital Corporation, as agent for the lenders signatory thereto (the "New Junior Credit Facility").

         John D. Chichester, formerly President and Chief Executive Officer of PhoneTel, became Chief Executive Officer of the Company and joined Davel's Board of Directors as Chairman. Bruce W. Renard stepped down as President of Davel following the merger and joined the new board of directors.

         In addition to Messrs. Chichester and Renard, the following individuals will serve on the post-merger Board of Directors: Andrew C. Barrett, a former commissioner with the Federal Communications Commission and the Illinois Commerce Commission and currently a managing director of the Barrett Group, a company providing consulting services to the telephone, media and cable industries; James N. Chapman, an independent capital markets and strategic planning consultant for private and public companies across a broad range of industries; and Kevin P. Genda, a Managing Director of Cerberus Capital Management, L.P. and Senior Vice President-Chief Credit Officer of Ableco Finance LLC, both affiliates of Cerberus Partners, L.P., a principal shareholder of and lender to Davel.

SECOND AMENDMENT TO SENIOR CREDIT FACILITY

     In July 2002, the Company notified the lenders under its senior credit agreement, dated as of February 19, 2002 and amended on May 14, 2002 (the "New Senior Credit Facility"), that it had determined it would be unable to meet the Minimum Adjusted EBITDA and Minimum EBITDA covenants set forth in the New Senior Credit Facility through the maturity date of June 30, 2003. On July 23, 2002, the Company entered into the Second Amendment to the New Senior Credit Facility ("Second Amendment"). Pursuant to the Second Amendment, which was effective July 1, 2002, the Minimum Adjusted EBITDA and Minimum EBITDA covenants were adjusted through June 30, 2003.

PART I   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                JUNE 30,   DECEMBER 31,
                                                                 2002         2001
                                                              ---------    ---------
                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $   5,852    $   5,333
Trade accounts receivable                                         8,837       11,757
Other current assets                                              2,165          629
                                                              ---------    ---------

        TOTAL CURRENT ASSETS                                     16,854       17,719

Property and equipment, net                                      38,945       47,448
Location contracts, net                                           1,319        1,983
Other assets                                                      1,607        1,175
                                                              ---------    ---------

        TOTAL ASSETS                                          $  58,725    $  68,325
                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term debt and
      obligations under capital leases                        $   5,245    $ 237,726
     Accrued interest - current portion                              63       36,320
   Accounts payable and other accrued expenses                   15,101       23,784
                                                              ---------    ---------
        TOTAL CURRENT LIABILITIES                                20,409      297,830
                                                              ---------    ---------

Long-term debt and obligations under capital leases             282,447          308
                                                              ---------    ---------

        TOTAL LIABILITIES                                       302,856      298,138
                                                              ---------    ---------

Shareholders' Deficit
      Preferred stock - $0.01 par value, 1,000,000
      shares authorized, no shares outstanding                     --          --
      Common stock - $.01 par value, 50,000,000
      shares authorized, 11,169,440 shares
      issued and outstanding                                        112          112
   Additional paid-in capital                                   128,503      128,503
   Accumulated other comprehensive loss                            --             (7)
   Accumulated deficit                                         (372,746)    (358,421)
                                                              ---------    ---------
        TOTAL SHAREHOLDERS' DEFICIT                            (244,131)    (229,813)
                                                              ---------    ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $  58,725    $  68,325
                                                              =========    =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE THREE MONTHS ENDED JUNE 30
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              2002             2001
                                                          ------------    ------------

REVENUES:
   Coin calls                                             $     13,107    $     15,806
   Non-coin calls                                                4,293           7,688
                                                          ------------    ------------

         Total revenues                                         17,400          23,494
                                                          ------------    ------------

COSTS AND EXPENSES:
   Telephone charges                                             4,801           6,764
   Commissions                                                   3,022           6,509
   Service, maintenance and network costs                        4,652           5,376
   Depreciation and amortization                                 4,789           4,621
   Selling, general and administrative                           1,951           3,194
                                                          ------------    ------------

         Total operating costs and expenses                     19,215          26,464
                                                          ------------    ------------

         Operating loss                                         (1,815)         (2,970)

OTHER INCOME (EXPENSE):
   Interest expense, net                                        (4,712)         (7,191)
   Other                                                            43              10
                                                          ------------    ------------

LOSS BEFORE INCOME TAXES                                        (6,484)        (10,151)

   Income tax expense                                             --              --
                                                          ------------    ------------

NET LOSS                                                  $     (6,484)   $    (10,151)
                                                          ============    ============

BASIC AND DILUTED LOSS PER SHARE                          $      (0.58)   $      (0.91)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     11,169,440      11,169,522
                                                          ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               2002           2001
                                                          ------------    ------------
REVENUES:
   Coin calls                                             $     25,329    $     31,380
   Non-coin calls                                                9,333          15,349
                                                          ------------    ------------

         Total revenues                                         34,662          46,729
                                                          ------------    ------------

COSTS AND EXPENSES:
   Telephone charges                                             8,881          15,724
   Commissions                                                   6,908          11,773
   Service, maintenance and network costs                        9,498          11,597
   Depreciation and amortization                                 9,758           9,254
   Selling, general and administrative                           4,723           6,267
                                                          ------------    ------------

         Total operating costs and expenses                     39,768          54,615
                                                          ------------    ------------

         Operating loss                                         (5,106)         (7,886)

OTHER INCOME (EXPENSE):
   Interest expense, net                                        (9,266)        (15,002)
   Other                                                            47             109
                                                          ------------    ------------

LOSS BEFORE INCOME TAXES                                       (14,325)        (22,779)

   Income tax expense                                             --              --
                                                          ------------    ------------

NET LOSS                                                  $    (14,325)   $    (22,779)
                                                          ============    ============

BASIC AND DILUTED LOSS PER SHARE                          $      (1.28)   $      (2.04)
                                                          ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED     11,169,440      11,169,531
                                                          ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (IN THOUSANDS)

                                                                  2002        2001
                                                                --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(14,325)   $(22,779)
   Adjustments to reconcile net loss to cash flows
      from operating activities:
         Depreciation and amortization                             9,758       9,254
         Amortization of deferred financing charges                   54       1,850
         Write-off of fixed assets/asset valuation charge             10          53
      Changes in current assets and liabilities excluding
         reclassifications to long-term debt:
         Accounts receivable                                       2,920         539
         Other assets                                             (2,016)        (30)
         Accounts payable and accrued liabilities                 (8,600)       (228)
         Accrued interest                                          8,702      12,908
         Deferred revenue                                            (83)       (104)
                                                                --------    --------

         Net cash flows from operating activities                 (3,580)      1,463
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (170)       (472)
   Payments for location contracts                                  (244)       (136)
                                                                  --------    --------


         Net cash flows from investing activities                   (414)       (608)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Term Loan                                         5,000        --
   Debt issuance costs                                              (186)       --
   Payments on long-term debt                                       --          (941)
   Payments under revolving line of credit                          --          (159)
   Principal payments under capital leases                          (301)       (385)
                                                                --------    --------

         Net cash flows from financing activities                  4,513      (1,485)
                                                                --------    --------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        519        (630)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     5,333       6,104
                                                                --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  5,852    $  5,474
                                                                ========    ========

CASH PAID FOR INTEREST                                          $    271    $   --
                                                                ========    ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheet of Davel and its subsidiaries as of June 30, 2002 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and of cash flows for the six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the full year.

         The Company was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 47,000 payphones in 44 states and the District of Columbia (approximately 75,000 payphones in 48 states and the District of Columbia after giving effect to the PhoneTel Merger (see Note 8) that was completed on July 24, 2002). The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger), with field service offices in 17 geographically dispersed locations (36 locations after the PhoneTel Merger).

2.  LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $43.4 million and $14.3 million for the year ended December 31, 2001 and six months ended June 30, 2002, respectively. In addition, the Company was unable to make debt payments of approximately $237.7 million and interest payments of approximately $36.3 million, which became due and payable on January 11, 2002 to the lenders (the "Junior Lenders") that are party to the Company's secured credit facility, dated December 23, 1998 (as amended, the "Old Credit Facility"). Effective February 19, 2002, the Company signed a Seventh Amendment to the Old Credit Facility that waived the payment default as of January 11, 2002 and extended the due date of all payment obligations to August 31, 2002.

         Effective February 19, 2002, the Company and PhoneTel entered into an Agreement and Plan of Reorganization and Merger providing for the issuance of the Company's common stock to acquire the issued and outstanding common stock of PhoneTel (the "PhoneTel Merger"). PhoneTel is a payphone service provider ("PSP") that maintains and operates a payphone system of 28,000 payphones in 45 states and the District of Columbia. The Company and PhoneTel had entered into a shared services agreement for the administration and operation of certain of the Company's and PhoneTel's field offices across the United States in June 2001. The effect of the Servicing Agreement has been to reduce monthly operating costs substantially.

         On July 24, 2002, the Company and PhoneTel completed the PhoneTel Merger, with PhoneTel surviving as an indirect, wholly owned subsidiary of the Company. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

combined infrastructure. In order to pursue this strategy, the Company and PhoneTel jointly entered into the New Senior Credit Facility with Madeline L.L.C. and ARK-CLO 2000-1 Limited and agreed to a substantial debt-for-equity exchange with the Junior Lenders. The New Senior Credit Facility, which became effective February 19, 2002, provided for a combined $10 million line of credit which the Company and PhoneTel share $5 million each. The Company and PhoneTel each drew their available amounts under the line on February 20, 2002. In addition to interest payments due monthly at the rate of 15% per year on the unpaid balance, the line is repayable in twelve equal monthly installments commencing July 31, 2002. On July 31, 2002, the Company made the required payment of $833,333. The debt-for-equity exchange with the Company's current Junior Lenders immediately preceded the merger with PhoneTel and effected the exchange of approximately $230 million of indebtedness for 380,612,730 shares of common stock. The terms of the remaining combined debt were modified and extended pursuant to the New Junior Credit Facility. As a result of the debt-for-equity exchange and the extension of the maturity date of the remaining debt subsequent to June 30, 2002, the Company has classified the outstanding balance under the Old Credit Facility, including accrued interest, as a long-term liability at June 30, 2002. Following the exchange of debt and immediately prior to the merger, the Company's lenders owned 93% of the common stock of the Company on a fully diluted basis. Following the exchange and the merger, the combined creditors of the Company and PhoneTel own 90.81% of the common stock of the Company on a fully diluted basis.

         As of June 30, 2002, the Company had a working capital deficit of $3.6 million and its liabilities exceeded it assets by $244.1 million. Notwithstanding the New Senior Credit Facility and the debt-for-equity exchange, the Company may face liquidity shortfalls and, as a result, might be required to dispose of assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141, which eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001, is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life rather than amortize them, is effective for fiscal years beginning after December 15, 2001. Pursuant to SFAS No. 141 and SFAS No. 142, the PhoneTel Merger will be accounted for as a purchase business combination and any related goodwill will be assessed for impairment.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement on January 1, 2002. The Company assessed the impact of this statement on its results of operations, financial position and cash flows as of June 30, 2002 and determined that no material impairment adjustment was required.

         In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002, however, early application of the provision is encouraged. As discussed

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

in Note 8, the Company has completed a series of transactions that will include the extinguishment of debt and that will result in a material gain. The Company is currently evaluating the merits of early adoption of the new standard.

         In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit or Disposal Activities". SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. At this time, the Company does not believe that his new standard will have a material effect on its financial statements.

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

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

         On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. Under this order, the first long distance carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may result from the decision.

         The 24-cent rate that became effective April 21, 1999 will be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238. There is, however, a

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

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

5.  EARNINGS PER SHARE

         The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the 680,000 outstanding options and the 427,323 warrants outstanding would be anti-dilutive for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss from continuing operations per weighted average common shares outstanding were $(0.58) and $(0.91) for the three months ended June 30, 2002 and 2001, respectively, and $(1.28) and $(2.04) for the six months ended June 30, 2002 and 2001, respectively.

6.  COMMITMENTS & CONTINGENCIES

Litigation

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. Pursuant to the Settlement Agreement, on August 7, 2002, the parties executed a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

         In March 2000, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with a related case in California, which was settled in the third quarter of 2001. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order with the United States Court of Appeals for the Ninth Circuit. On May 17, 2002, the Court of Appeals affirmed the remand order, thus allowing the case to proceed in Arizona state court. The underlying suit is now in the pretrial discovery phase, and no trial date has been set. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages. Accordingly, the Company cannot at this time predict the likelihood of an unfavorable result or the amount or range of potential loss.

         In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus's breach of contract and failure to secure and pay federally mandated dial-around compensation. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus's actions. On May 9, 2002, Picus filed an objection to the Company's administrative claim and a counterclaim seeking to recover approximately $717,000 in damages. The bankruptcy court has scheduled all matters for final hearing in October 2002. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

         On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. As the Company believes the matter falls within its insurance coverage, the matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         On June 12, 2002, the Company settled outstanding litigation with Sprint Corporation related to certain telephone line charges. The settlement provides for a cash payment to the Company of $578,000. This amount has been recorded in the accompanying financial statements as a reduction of telephone charges.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial condition or results of operations.

Operator Services Contract

         The Company is a party to a contract with Sprint Communications Company L.P. ("Sprint") that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company has identified certain discrepancies between its calculations and the underlying call data information provided directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with an informal notification of its preliminary objections to the underlying data. However, due to the recent nature of this matter, Sprint and the Company have not reached resolution on the integrity of the underlying data. While the Company believes that its objections are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

7.  RELATED PARTY TRANSACTIONS

         In connection with the PhoneTel Merger, discussed in Note 8, a major shareholder agreed to forgo payment of certain accrued management fees amounting to $436,000. Such amount is reflected in the accompanying financial statements as a reduction of selling, general and administrative expenses.


8.  SUBSEQUENT EVENTS

PhoneTel Merger and Debt Exchanges:

         On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and certain of their respective affiliates. PhoneTel is a payphone service provider, based in Cleveland, Ohio, that operates an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. In connection with the PhoneTel Merger, each share of common stock of PhoneTel was converted into
1.8233 shares of common stock of the Company, or an aggregate of 223,238,000 shares. The merger will be accounted for as a purchase business combination where the purchase price, including the fair value of the common stock issued (currently estimated to be $7.5 million, based upon market prices) and other merger expenses (currently estimated to be $3.1 million), will be allocated to the assets acquired and liabilities assumed of PhoneTel, generally based upon their respective fair values on the date acquired. As of the date of this filing, the purchase price allocation has not been completed.

                  As a condition to the PhoneTel Merger, on July 24, 2002 (the "closing date") the Davel junior lenders exchanged $237.2 million of outstanding indebtedness and approximately $ 45.0 million of related accrued interest for 380,612,730 shares of common stock (with an estimated value of $11.8 million, based upon market prices) which reduced Davel's junior indebtedness to $63.5 million. As a further condition to the PhoneTel Merger, on July 24, 2002, the PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock. Upon completion of the debt exchange and merger, the Company had approximately 615 million shares outstanding.

         On July 24, 2002, Davel and PhoneTel also amended, restated and consolidated their respective junior credit facilities. The combined restructured junior credit facility of $100.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan with interest payable in kind monthly through May 31, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on July 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $50.0 million payment-in-kind term loan (the "PIK term loan") to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts).

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

         Following the PhoneTel Merger and the debt exchanges, the combined junior indebtedness of the Company will have a face value of $100.0 million, which amount may be prepaid without penalty. However, for accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date. In addition, the remaining amounts payable with respect to the PhoneTel portion will be recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense will be recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting, at a fair market rate.

         The following pro forma financial information (in thousands of dollars except for per share amounts) gives effect to the PhoneTel Merger and the debt exchanges as if they had occurred at the beginning of the periods presented. Pro forma financial information is not intended to be indicative of the results of operations that the Company would have reported had the transactions been consummated as of January 1, 2001 and 2002.


                                                        Pro Forma Information
                                                   For the Six Months Ended June 30
                                                   --------------------------------
                                                         2002             2001
                                                      ---------       ---------
Revenue                                               $  51,953       $  70,365
                                                      ---------       ---------

Loss from continuing operations before
  extraordinary gain                                    (13,543)        (21,765)
Extraordinary gain                                      178,617         143,937
                                                      ---------       ---------
Net income                                              165,074         122,172
                                                      ---------       ---------

(Loss) income per common shares, basic
and diluted:

Loss from continuing operations before
  extraordinary gain                                  $   (0.02)      $   (0.04)
Extraordinary gain                                    $    0.29            0.23
                                                      ---------       ---------
Net income                                            $    0.27       $    0.19
                                                      =========       =========

Estimated Effects of the WorldCom, Inc. Bankruptcy:

         On July 21, 2002, WorldCom, Inc., whose subsidiary MCI is one of the major payors of dial-around revenue to the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of this filing, the Company reduced its accrual of dial-around revenues for the second quarter of 2002 by $0.9 million from the amount it would have normally accrued, as the bankruptcy may impair the Company's ability to receive pre-petition dial-around payments for the quarter from MCI. The Company is actively pursuing its rights in the Bankruptcy Court to receive the normal quarterly payment from MCI. However, no assurance can be given at this time regarding the ultimate outcome of this action. The Company does not believe that the WorldCom bankruptcy filing will materially impair the Company's ability to collect dial-around payments from MCI post-petition. For post-petition periods, the Company will resume its normal accrual of dial-around revenue attributable to MCI unless additional information is obtained which would suggest that the ability to collect such revenues is unlikely.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein.

         With the exception of historical information (information relating to the Company's financial condition and results of operations at historical dates or for historical periods), the matters discussed in this Management's Discussion and Analysis of Financial Condition and Result of Operations ("MD&A") are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties. The forward-looking statements are based on management's expectations as of the date hereof. Actual future performance and results could differ materially from that contained in or suggested by these forward-looking statements as a result of the factors set forth in this MD&A and its other filings with the SEC. The Company assumes no obligation to update any such forward-looking statements.


GENERAL

         During the first six months of 2002, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the Company's payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones.

         Non-coin calls include credit card, calling card, collect, and third-party billed calls, net of applicable tax, which are handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the Company's presubscribed carrier to make traditional "toll free" calls (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the FCC mandated dial-around compensation rate in effect.

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

         On April 5, 2001, the FCC released an order that is expected to have a significant impact on the obligations of telecommunications carriers to pay dial-around compensation to PSPs. Under this order, the first long distance carrier to handle a dial-around call originating from a payphone has the obligation to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This modified rule became effective on November 23, 2001. The Company believes that this modification to the dial-around compensation system will result in a significant increase to the number of calls for which the Company is able to collect such compensation. Because, however, the FCC ruling is subject to a pending petition for court review and the system modification is as yet untested, no assurances can be given as to the precise timing or magnitude of revenue impact that may result from the decision.

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

Operator Services Contract

         The Company is a party to a contract with Sprint Communications Company L.P. ("Sprint") that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company has identified certain discrepancies between its calculations and the underlying call data information provided directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with an informal notification of its preliminary objections to the underlying data. However, due to the recent nature of this matter, Sprint and the Company have not reached resolution on the integrity of the underlying data. While the Company believes that its objections are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         For the three months ended June 30, 2002, total revenues decreased approximately $6.1 million, or 25.9%, to approximately $17.4 million from approximately $23.5 million in the same period of 2001. This decrease was primarily attributable to the removal of unprofitable phones and lower call volumes, due to increased competition from the wireless communications industry, resulting in lower average revenue per phone.

         Coin call revenues decreased approximately $2.7 million, or 17.1%, to approximately $13.1 million in the three months ended June 30, 2002 from approximately $15.8 million in the second quarter of 2001. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 64,000 phones during the period ended June 30, 2001 to approximately 50,000 during the period ended June 30, 2002. This is a result of the Company's ongoing strategy to remove unprofitable phones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic. Average monthly coin call revenue per phone increased by $5.37, or 6.5%, to $87.66 from $82.29 in the second quarter of 2001. This partially reflects the impact of the increase in local coin calling rates for most of the Company's payphones from $0.35 to $0.50 that was fully implemented by the end of the first quarter of 2002, along with the impact of the ongoing low revenue phone removal program.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $3.4 million, or 44.2%, to approximately $4.3 million in the three months ended June 30, 2002 from approximately $7.7 million in the three months ended June 30, 2001. The decrease was primarily attributable to the removal of unprofitable phone locations, and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $2.8 million, to approximately $2.7 million in the three months ended June 30, 2002 from approximately $5.5 million in the second quarter of 2001. The dial-around decrease is primarily attributable to the net removal of approximately 14,000 low margin phones, or 22.2% of the total payphone base over the 12-month period, and lower calls per phone due to increased competition from wireless services. In addition, the Company reduced its accrual of dial-around revenues for the second quarter of 2002 by $0.9 million from the amount it would have normally accrued, due to the risk that it may not receive payments for the quarter from MCI, whose affiliate WorldCom, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code on July 21, 2002. Long-distance revenues decreased approximately $0.7 million, to approximately $1.5 million in the second quarter of 2002 from approximately $2.2 million in the three months ended June 30, 2001. The decrease is attributable to fewer payphones in service, fewer long distance calls made per phone, and reduced call time per call. Non-carrier revenues increased $0.1 million during the period.

         Telephone charges decreased approximately $2.0 million, or 29.0%, to approximately $4.8 million for the quarter ended June 30, 2002 from approximately $6.8 million in the three months ended June 30, 2001. This reduction was primarily due to the net removal of 14,000 unprofitable phones and to the on-going impact on monthly bills of recent regulatory changes. Telephone charges in the second quarter of 2002 were favorably affected by the receipt of approximately $0.1 million of refunds relating to prior years, while the second quarter of 2001 was favorably affected by the receipt of $1.3 million of refunds relating to New Service Test ("NST") regulations of the FCC. In addition, the Company recognized a favorable settlement of $0.6 million with one carrier relating to prior year charges. Excluding the impact of these items on both years, telephone charges decreased by $2.6 million, or 32.0%, from the second quarter of 2001 to the second quarter of 2002. The Company is continuing to negotiate contracts and pursue additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $3.5 million, or 53.6%, to approximately $3.0 million in the three months ended June 30, 2002 from approximately $6.5 million in the three months ended June 30, 2001. The decrease was primarily attributable to lower commissionable revenues from the reduced number of Company payphones and the impact of management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

         Service, maintenance and network costs decreased approximately $0.7 million, or 13.0%, to approximately $4.7 million in the three months ended June 30, 2002 from approximately $5.4 million in the three months ended June 30, 2001. The decrease was primarily attributable to the lower phone count and savings associated with the PhoneTel servicing agreement. Wage-related cost reductions resulting from personnel reductions and better route densities were the predominant cause of the decrease.

         Depreciation and amortization expense in the three months ended June 30, 2002 increased by $0.2 million to approximately $4.8 million from approximately $4.6 million recorded in the three months ended June 30, 2001.

         Selling, general and administrative expenses decreased approximately $1.2 million, or 37.5%, to approximately $2.0 million in the three months ended June 30, 2002 from approximately $3.2 million in the three months ended June 30, 2001. The decrease in expense was attributable to a reduction in salaries and salary-related expenses of approximately $0.2 million, a reduction in professional fees of approximately $0.9 million, which includes a rescission of management fees of approximately $0.4 million which are no longer due, and reductions in all other expense categories totaling $0.1 million.

         Interest expense in the three months ended June 30, 2002 declined approximately $2.5 million, or 34.5%, compared to the prior-year period, to approximately $4.7 million in the second quarter of 2002 from approximately $7.2 million in the second quarter of 2001. The decrease in recorded interest is due to lower interest rates and a reduction of $0.9 million for the amortization of loan origination fees charged to interest expense.

         Net loss decreased approximately $3.7 million, or 36.1%, to approximately $6.5 million in the three months ended June 30, 2002 from approximately $10.2 million in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         For the six months ended June 30, 2002, total revenues decreased approximately $12.0 million, or 25.8%, to approximately $34.7 million from approximately $46.7 million in the same period of 2001. This decrease was primarily attributable to the removal of unprofitable payphones and lower call volumes due to increased competition from the wireless communications industry, resulting in lower average revenue per payphone.

         Coin call revenues decreased approximately $6.1 million, or 19.3%, to approximately $25.3 million in the six months ended June 30, 2002 from approximately $31.4 million in the first half of 2001. The decrease in coin call revenues was primarily attributable to a reduction in the number of average payphones per month from approximately 65,000 phones for the six months ended June 30, 2001 to approximately 52,000 for the six months ended June 30, 2002. This is the result of the Company's ongoing strategy to remove unprofitable payphones, and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic. Average monthly coin call revenue per phone increased by $1.32, or 1.6%, to $81.67 from $80.35 in the first six months of 2001, partially reflecting the impact of the increase in local coin calling rates for most of the Company's base from $0.35 to $0.50 that the Company fully implemented by the end of the first quarter of 2002, along with the impact of the ongoing low revenue phone removal program.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and long distance revenue, decreased approximately $6.0 million, or 39.2%, to approximately $9.3 million in the six months ended June 30, 2002 from approximately $15.3 million in the six months ended June 30, 2001. The decrease was primarily attributable to the removal of unprofitable payphone locations and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $3.8 million, to approximately $6.2 million in the six months ended June 30, 2002 from approximately $10.0 million in the first half of 2001. The dial-around revenue decrease is primarily attributable to the net removal of approximately 13,000 low margin payphones, or 20.6% of the total payphone base over the 12-month period, lower calls per payphone due to increased competition from wireless services and the $0.9 million revenue reduction noted above relating to the WorldCom bankruptcy filing in July 2002. Long-distance revenues decreased approximately $2.4 million, to approximately $2.9 million in the first half of 2002 from approximately $5.3 million in the six months ended June 30, 2001. The decrease is attributable to fewer payphones in service, fewer long distance calls made per payphone, and reduced call time per call. Non-carrier revenues increased $0.3 million during the period.

         Telephone charges decreased approximately $6.8 million, or 43.5%, to approximately $8.9 million for the six months ended June 30, 2002 from approximately $15.7 million in the six months ended June 30, 2001. In the first six months of 2002, telephone charges were favorably affected by adjustments related to NST regulatory changes which totaled $3.3 million and other carrier charges for years prior to 2002 which totaled $0.6 million. Telephone charges were favorably affected in the first six months of 2001 by the receipt of $1.3 million of refunds from LECs relating to NST orders regarding prior years' telephone charges. The Company continues to negotiate contracts and pursue additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $4.9 million, or 41.3%, to approximately $6.9 million in the six months ended June 30, 2002 from approximately $11.8 million in the six months ended June 30, 2001. The decrease was primarily due to lower commissionable revenues from the reduced number of payphones and the lower rates obtained by the Company in negotiating contract renewals. Commissions for the six months ended June 30, 2001 also included favorable adjustments of $0.6 million resulting from a contract termination. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

         Service, maintenance and network costs decreased approximately $2.1 million, or 18.1%, to approximately $9.5 million in the six months ended June 30, 2002 from approximately $11.6 million in the six months ended June 30, 2001. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $1.0 million generated from rationalization of field office expenses, increased geographic and route density of the phones and the Company's ability to improve efficiency under the PhoneTel servicing agreement. Reductions in service and collection expenses of approximately $0.2 million, vehicle servicing expenses of approximately $0.1 million, field office expenses of approximately $0.5 million occurred as a result of lower phone count and field office reorganizations, property and franchise tax reductions of approximately $0.2 million, and reductions in all other line items netting to a favorable $0.1 million.

         Depreciation and amortization expense of $9.8 million in the six months ended June 30, 2002 was $0.5 million higher than the $9.3 million expense for the six months ended June 30, 2001.

         Selling, general and administrative expenses decreased approximately $1.5 million, or 24.6%, to approximately $4.8 million in the six months ended June 30, 2002 from approximately $6.3 million in the six months ended June 30, 2001. The decrease in expense was attributable to a reduction in salaries and salary-related expenses of approximately $0.4 million, which occurred as a result of continued rationalization of overhead expenses in light of a declining revenue base. Professional fees were approximately $1.2 million favorable, including a rescission of management fees of approximately $0.4 million which are no longer due, while several other expense items netted to an increase of approximately $0.1 million as compared to the same period last year.

         Interest expense in the six months ended June 30, 2002 decreased approximately $5.7 million, or 38.2%, compared to the prior-year period, to approximately $9.3 million in the first half of 2002 from approximately $15.0 million in the first half of 2001. The decrease in recorded interest is the result of lower interest rates and a reduction of $1.8 million for the amortization of loan origination fees charged to interest expense.

         Net loss decreased approximately $8.5 million, or 37.1%, to approximately $14.3 million in the six months ended June 30, 2002 from approximately $22.8 million in the first half of 2001.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

         Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. There was no stock issued for cash in the most recent two years, and borrowings under the Company's Old Credit Facility ceased after the third quarter of 2000.

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

         In the six months ended June 30, 2002, operating activities used approximately $3.6 million of net cash which was funded from the $4.8 million received from the New Senior Credit Facility, net of the $0.2 million cost of issuing the debt. Operating activities provided approximately $1.5 million of net cash in the six months ended June 30, 2001. Cash used in operating activities in the first half of 2002 included the operating loss of $14.3 million, increases in other assets of $2.0 million for prepaid insurance and expenses associated with the PhoneTel Merger, reductions in accounts payable and accrued liabilities of $8.6 million and a decrease in deferred revenue of $0.1 million. Such cash uses exceeded total sources, which included depreciation and amortization of $9.8 million, a reduction in accounts receivable of $2.9 million and an increase in accrued interest of $8.7 million.

         Capital expenditures for the six months ended June 30, 2002 were $0.2 million, compared to the $0.5 million in the six months ended June 30, 2001. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures.

         The Company made payments under capital lease obligations totaling approximately $0.3 million. Cash balances increased approximately $0.5 million during the six month period.

         The Company's principal source of liquidity in the six months ended June 30, 2002 came from cash received pursuant to the New Senior Credit Facility. See "New Senior Credit Facility" below for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements. At June 30, 2002, the Company no longer had borrowing availability through a revolving line of credit under the Old Credit Facility. See "Old Credit Facility" below for a discussion of the amendments that have restructured the Old Credit Facility and a description of current indebtedness. All outstanding debt in connection with the Old Credit Facility, including accrued interest, has been reclassified to long-term liabilities at June 30, 2002 as a result of the debt-for-equity exchange and the extension of the maturity date of the remaining junior debt that occurred subsequent to the end of the second quarter of 2002.

Old Credit Facility

         In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility ("Old Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein ("Junior Lenders"). The Old Credit Facility provided for borrowings by the Company's wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

         Indebtedness of the Company under the Old Credit Facility was secured by substantially all of its and its subsidiaries' assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts, and all other goods and rights of every kind and description and was guaranteed by the Company and all of its subsidiaries.

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

         The Company was required to pay the lenders under the Old Credit Facility a commitment fee, payable in arrears on a quarterly basis, on the average unused portion of the Old Credit Facility during the term of the facility. The Company was also required to pay an annual agency fee to the Agent. In addition, the Company was also required to pay an arrangement fee for the account of each bank in accordance with the banks' respective pro rata share of the Old Credit Facility. The Administrative Agent and the other lenders were entitled to such other fees as have been separately agreed upon with the Administrative Agent.

         The Old Credit Facility required the Company to meet certain financial tests and contained certain covenants that, among other things, limited the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

First Amendment

     In the first quarter of 1999, the Company gave notice to the Administrative Agent that lower than expected performance in the first quarter of 1999 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility. On April 8, 1999, the Company and the Lenders agreed to the First Amendment to Credit Agreement and Consent and Waiver (the "First Amendment") which waived compliance, for the fiscal quarter ended June 30, 1999, with the financial covenants set forth in the Old Credit Facility. In addition, the First Amendment waived any event of default related to two acquisitions made by the Company in the first quarter of 1999, and waived the requirement that the Company deliver annual financial statements to the Lenders within 90 days of December 31, 1998, provided that such financial statements be delivered no later than April 15, 1999. The First Amendment contained amendments that provided for the following:

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

Third Amendment

     In the second quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first six months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility as well as the June 30, 2000 debt amortization and interest payments. On June 22, 2000, the Company and the Lenders who are party to the agreement agreed to the Third Amendment to Credit Agreement (the "Third Amendment"), which eliminated the financial covenant compliance test for the fiscal quarter ended June 30, 2000, as was set forth in the Old Credit Facility. The Third Amendment also provided for the following:

         - Term Loan A amortization payments totaling $5.0 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the $5.0 million amortization payment scheduled for that date. The total Term A amortization payments due on September 30, 2000 were $10.0 million;

         - Term Loan B amortization payments totaling approximately $0.2 million scheduled for June 30, 2000 would be due on September 30, 2000 together with the approximately $0.2 million amortization payment scheduled for that date. The total Term B amortization payments due on September 30, 2000 were approximately $0.5 million;

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

Fourth Amendment

         In the third quarter of 2000, the Company gave notice to the Administrative Agent that lower than expected performance during the first nine months of 2000 would result in the Company's inability to meet certain financial covenants contained in the Old Credit Facility as well as the September 30, 2000 debt amortization and interest payments. On September 28, 2000, the Company and the Lenders who are party to the agreement agreed to the Fourth Amendment to Credit Agreement, which eliminated the financial covenants in their entirety with respect to all periods ending on and after September 30, 2000 and also provided for the following:

     - Term Loan A, Term Loan B and Revolving Loan amortization payments totaling $15.7 million were to have been due on January 12, 2001. In addition, amortization payments of approximately $7.7 million are due on each of March 31, June 30, September 30 and December 31, 2001, and the balance of the then outstanding principal amount of all loan obligations was to be due on January 11, 2002;

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

     The Old Credit Facility contained customary events of default, including without limitation, payment defaults, defaults for breaches of representations and warranties, covenant defaults, cross-defaults to certain other indebtedness, defaults for certain events of bankruptcy and insolvency, judgment defaults, failure of any guaranty or security document supporting the Old Credit Facility to be in full force and effect, and defaults for a change of control of the Company.

New Junior Credit Facility

     Effective July 24, 2002, the New Junior Credit Facility, which matures on December 31, 2005, replaced and superseded the Old Credit Facility. The New Junior Credit Facility consists of (i) a $50 million principal amount cash-pay term loan with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash with a required payment of $1.25 million commencing August 1, 2003, increasing to $1.5 million on January 1, 2005, and
(ii) a $50 million payment-in-kind term loan payable in full at maturity. Interest under the New Junior Credit Facility accrues at a rate of 10% per annum. Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

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

         Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the New Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the New Senior Credit Facility, the senior security interests of the New Senior Lenders will terminate and the Junior Lenders will, once again, hold first priority security interests in the Company collateral. Pursuant to the Seventh Amendment, the Junior Lenders consented to the Company's entering into the New Senior Credit Facility.

First Amendment

         On May 10, 2002, the Company notified the New Senior Lenders that Davel had determined, in consultation with its independent auditors based on the best available information regarding certain anticipated dial-around receivables, that the Company would be unable to meet the Minimum Adjusted EBITDA and Minimum EBITDA covenants set forth in the New Senior Credit Facility for at least the first six months of 2002. On May 14, 2002, the Company entered into the First Amendment to the New Senior Credit Facility ("First Amendment"). Pursuant to the First Amendment, which is effective February 19, 2002, the Minimum Adjusted EBITDA and Minimum EBITDA covenants were adjusted through June 30, 2002.

Second Amendment

         In July 2002, the Company notified the New Senior Lenders that it had determined that it would be unable to meet the Minimum Adjusted EBITDA and Minimum EBITDA covenants set forth in the amended New Senior Credit Facility through the maturity date of June 30, 2003. On July 23, 2002, the Company entered into the Second Amendment to the New Senior Credit Facility ("Second Amendment"). Pursuant to the Second Amendment, which is effective July 1, 2002, the Minimum Adjusted EBITDA and Minimum EBITDA covenants were adjusted through June 30, 2003.

         The Company incurred losses of approximately $43.4 million and $14.3 million for the year ended December 31, 2001 and the six months ended June 30, 2002, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of June 30, 2002, the Company had a working capital deficit of $3.6 million and its liabilities exceed its assets by $244.1 million. In addition, the Company was unable to make debt payments of approximately $237.7 million and interest payments of approximately $36.3 million, which became due and payable on January 11, 2002 to the lenders of the Old Credit Facility. However, the Seventh Amendment extended the due date of all payment obligations thereunder to August 31, 2002 (if not earlier refinanced pursuant to the New Junior Credit Facility).

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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company was subject to variable interest rate risk on the Old Credit Facility and any future financing requirements. Both the New Senior Credit Facility and the New Junior Credit Facility bear interest at fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On September 29, 1998, the Company announced that it was exercising its contractual rights to terminate a merger agreement (the "Davel/PhoneTel Merger Agreement") with PhoneTel, based on breaches of representations, warranties and covenants by PhoneTel. On October 1, 1998, the Company filed a lawsuit in Delaware Chancery Court seeking damages, rescission of the Davel/PhoneTel Merger Agreement and a declaratory judgment that such breaches occurred. On October 27, 1998, PhoneTel answered the complaint and filed a counterclaim against the Company alleging that the Davel/PhoneTel Merger Agreement had been wrongfully terminated. At the same time, PhoneTel also filed a third party claim against Peoples Telephone Company (acquired by the Company on December 23, 1998) alleging that Peoples Telephone wrongfully caused the termination of the Davel/PhoneTel Merger Agreement. The counterclaim and third party claim seek specific performance by the Company of the transactions contemplated by the Davel/PhoneTel Merger Agreement and damages and other equitable relief from the Company and Peoples Telephone. Effective February 19, 2002, the parties to the lawsuit signed a Settlement Agreement and Mutual Release ("Settlement Agreement"). The Settlement Agreement provides that, upon the closing of the PhoneTel Merger, all parties to the lawsuit will release and discharge all claims and liability against all other parties, without an admission of liability by any party. Pursuant to the Settlement Agreement, on August 7, 2002, the parties executed a Joint Stipulation and Order for Dismissal with Prejudice requesting that the Delaware Chancery Court dismiss the lawsuit in its entirety, with prejudice.

         In March 2000, the Company and its wholly owned subsidiary Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with a related case in California, which was settled in the third quarter of 2001. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On November 13, 2000, the Company filed its Notice of Appeal of the remand order with the United States Court of Appeals for the Ninth Circuit. On May 17, 2002, the Court of Appeals affirmed the remand order, thus allowing the case to proceed in Arizona state court. The underlying suit is now in the pretrial discovery phase, and no trial date has been set. The Company intends to vigorously defend itself in the case. While the Company believes it possesses certain meritorious defenses to the claims, the matter remains in its initial stages. Accordingly, the Company cannot at this time predict the likelihood of an unfavorable result or the amount or range of potential loss.

         In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus's breach of contract and failure to secure and pay federally mandated dial-around compensation. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus's actions. On May 9, 2002, Picus filed an objection to the Company's administrative claim and a counterclaim seeking to recover approximately $717,000 in damages. The bankruptcy court has scheduled all matters for final hearing in October 2002. The Company believes it has meritorious defenses and counterclaims against Picus and intends to vigorously defend itself and pursue recovery from Picus on its counterclaims. The Company cannot at this time predict its likelihood of success on the merits.

         On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. As the Company believes the matter falls within its insurance coverage, the matter has been forwarded to Davel's insurance carrier for action. While Davel believes it possesses adequate insurance coverage for the case and has meritorious defenses, the matter is in its initial stages. Accordingly, the Company cannot at this time predict its likelihood of success on the merits.

         On June 12, 2002, the Company settled outstanding litigation with Sprint Corporation related to certain telephone line charges. The settlement provides for a cash payment to the Company of $578,000. This amount has been recorded in the accompanying financial statements as a reduction of telephone charges.

         The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial condition or results of operations.



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index.

         (b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DAVEL COMMUNICATIONS, INC.

Date: August 14, 2002                           /s/ RICHARD P. KEBERT
                                                --------------------

                                                  Richard P. Kebert
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

2.1 Amendment No. 1, dated as of May 7, 2002, to Agreement and Plan of Reorganization and Merger, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., DF Merger Corp., PT Merger Corp., and PhoneTel Technologies, Inc. (incorporated by reference to
                  Exhibit 2.2 to Registration Statement on Form S-4 (Registration No. 333-87924) filed with the SEC on May 9,
                  2002).

10.1 First Amendment, dated as of May 14, 2002, to the Credit Agreement, dated as of February 19, 2002, among Davel Communications, Inc., Davel Financing Company, L.L.C., the Domestic Subsidiaries thereof as Guarantors, PhoneTel Technologies, Inc., Cherokee Communications, Inc., and the lenders named therein (incorporated by reference to Exhibit
                  10.1 to Quarterly Report on Form 10-Q of Davel Communications, Inc., filed with the SEC on May 15, 2002).

99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.