Form 10-Q
period 2002-09-30
DAVEL COMMUNICATIONS INC
filed 2002-11-15
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

As of November 10, 2002, there were 615,020,084 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets ...................................................................    1

Consolidated Statements of Operations .........................................................    2

Consolidated Statements of Cash Flows .........................................................    4

Consolidated Statements of Shareholders' Deficit and Other Comprehensive Income ...............    6

Notes to Consolidated Financial Statements ....................................................    7

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations .........   19

Liquidity and Capital Resources ...............................................................   28

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk ....................................   30

ITEM 4

Controls and Procedures .......................................................................   30

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings .............................................................................   32

ITEM 6

Exhibits and Reports on Form 8-K ..............................................................   33

PART I   FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2002              2001
                                                                                                 ----              ----
                                                                                             (Unaudited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                     $   8,982         $   5,333
Trade accounts receivable, net of allowance for doubtful accounts of
   $1,672 at September 30, 2002                                                                  12,394            11,757
Other current assets                                                                              3,637               629
                                                                                              ---------         ---------

        TOTAL CURRENT ASSETS                                                                     25,013            17,719

Property and equipment, net                                                                      45,602            47,448
Location contracts, net                                                                          19,907             1,983
Goodwill                                                                                         17,455                --
Other assets                                                                                      2,494             1,175
                                                                                              ---------         ---------

        TOTAL ASSETS                                                                          $ 110,471         $  68,325
                                                                                              =========         =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Current maturities of long-term debt and
      obligations under capital leases                                                        $  10,659         $ 237,726
     Accrued interest                                                                               165            36,320
   Accrued commissions payable                                                                   11,800            11,498
   Accounts payable and other accrued expenses                                                   16,211            12,286
                                                                                              ---------         ---------
        TOTAL CURRENT LIABILITIES                                                                38,835           297,830
                                                                                              ---------         ---------

Long-term debt and obligations under capital leases                                             120,328               308
                                                                                              ---------         ---------

        TOTAL LIABILITIES                                                                       159,163           298,138
                                                                                              ---------         ---------

Shareholders' Deficit
   Preferred stock - $0.01 par value, 1,000,000 shares authorized,
      no shares outstanding                                                                          --                --
   Common stock - $0.01 par value, 1,000,000,000
      shares authorized, 615,020,084 shares and 11,169,440 shares
      issued and outstanding at September 30, 2002 and December 31, 2001, respectively            6,150               112
   Additional paid-in capital                                                                   144,210           128,503
     Accumulated other comprehensive loss
                                                                                                     --                (7)
   Accumulated deficit                                                                         (199,052)         (358,421)
                                                                                              ---------         ---------
        TOTAL SHAREHOLDERS' DEFICIT                                                             (48,692)         (229,813)
                                                                                              ---------         ---------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                           $ 110,471         $  68,325
                                                                                              =========         =========

       The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30
                                                            -------------------------------
                                                                 2002              2001
                                                                 ----              ----
REVENUES:
   Coin calls                                               $      15,829      $     16,020
   Non-coin calls                                                   7,062             7,325
                                                            -------------      ------------

         Total revenues                                            22,891            23,345
                                                            -------------      ------------

COSTS AND EXPENSES:
   Telephone charges                                                6,563             7,305
   Commissions                                                      4,401             5,802
   Service, maintenance and network costs                           6,143             5,919
   Depreciation and amortization                                    4,803             4,511
   Selling, general and administrative                              3,503             3,399
   Exit and disposal activities                                     2,792                --
                                                            -------------      ------------

         Total operating costs and expenses                        28,205            26,936
                                                            -------------      ------------

         Operating loss                                            (5,314)           (3,591)

OTHER INCOME (EXPENSE):
   Interest expense, net                                           (2,072)           (6,878)
   Gain on debt extinguishment                                    180,977                --
   Other income                                                       103               180
                                                            -------------      ------------

   NET INCOME (LOSS)                                        $     173,694      $    (10,289)
                                                            =============      ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE                   $        0.38      $      (0.92)
                                                            =============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       457,493,829        11,169,440
                                                            =============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30
                                                            -------------------------------
                                                                2002               2001
                                                                ----               ----
REVENUES:
   Coin calls                                               $      41,158      $     47,400
   Non-coin calls                                                  16,395            22,674
                                                            -------------      ------------

         Total revenues                                            57,553            70,074
                                                            -------------      ------------

COSTS AND EXPENSES:
   Telephone charges                                               15,444            23,029
   Commissions                                                     11,309            17,574
   Service, maintenance and network costs                          15,641            17,516
   Depreciation and amortization                                   14,560            13,765
   Selling, general and administrative                              8,227             9,667
   Exit and disposal activities                                     2,792                --
                                                            -------------      ------------

         Total operating costs and expenses                        67,973            81,551
                                                            -------------      ------------

         Operating loss                                           (10,420)          (11,477)

OTHER INCOME (EXPENSE):
   Interest expense, net                                          (11,338)          (21,880)
    Gain on debt extinguishment                                   180,977                --
   Other income                                                       150               289
                                                            -------------      ------------

NET INCOME (LOSS)                                           $     159,369      $    (33,068)
                                                            =============      ============

BASIC AND DILUTED INCOME (LOSS) PER SHARE                   $        0.99      $      (2.96)
                                                            =============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED       161,579,124        11,169,500
                                                            =============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $ 159,369          $ (33,068)
   Adjustments to reconcile net loss to cash flows
      from operating activities:
         Depreciation and amortization                                             14,560             13,765
         Amortization of deferred financing costs and non-cash interest            10,429              2,774
         Gain from debt extinguishment                                           (180,977)              --
         Non-cash exit and disposal activities                                      1,309               --
         Loss (gain) on disposal of assets                                           (105)                88
         Increase in allowance for doubtful accounts                                1,044               --
         Deferred revenue                                                            (150)              (145)

Changes in current assets and liabilities
         Accounts receivable                                                        2,931              1,512
         Other current assets                                                      (1,456)              (368)
         Accrued commissions payable                                               (3,065)             2,538
         Accounts payable and accrued liabilities                                  (5,162)            (3,224)
         Accrued interest                                                             165             18,583
                                                                                ---------          ---------

         Net cash flows from operating activities                                  (1,108)             2,455
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash received in PhoneTel Merger, net of acquisition costs                       2,812               --
   Proceeds from sale of assets                                                       115               --
   Capital expenditures                                                              (207)              (508)
   Payment of acquisition costs                                                      (613)              --
   Payments for location contracts                                                   (314)              (454)
   Increase in other assets                                                          (142)              --
                                                                                ---------          ---------
         Net cash flows from investing activities                                   1,651               (962)
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Senior Credit Facility                                             5,000               --
   Debt issuance costs                                                               (237)              --
   Payments on long-term debt                                                      (1,250)              (941)
   Payments under revolving line of credit                                           --                 (159)
   Principal payments under capital leases                                           (407)              (580)
                                                                                ---------          ---------

         Net cash flows from financing activities                                   3,106             (1,680)
                                                                                ---------          ---------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       3,649               (187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      5,333              6,104
                                                                                ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   8,982          $   5,917
                                                                                =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                     FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30
                                                                    -----------------------
                                                                    2002               2001
                                                                    ----               ----
SUPPLEMENTAL CASH FLOW INFORMATION

INTEREST PAID                                                     $     994          $    --
                                                                  =========          =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

PhoneTel Merger:

   Common stock and options issued                                $  (8,043)         $    --

   Net assets acquired, net of cash and acquisition costs             4,159               --


Debt-for-equity exchange:

   Common stock issued                                              (13,702)              --

   Issuance of Junior Credit Facility                               (88,245)              --

   Retirement of Old Credit Facility                                237,255               --

   Accrued interest - Old Credit Facility                            45,704               --


       The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                        OTHER COMPREHENSIVE INCOME (LOSS)
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEAR ENDED
                               DECEMBER 31, 2001
                        (In thousands, except share data)


                                                                                          Accumulated
                                         Common Stock         Additional                     Other         Total       Comprehensive
                                         ------------          Paid-in     Accumulated   Comprehensive  Shareholders'     Income
                                      Shares         Amount    Capital        Deficit    Income (Loss)   (Deficit)        (Loss)
                                      ------         ------    -------        -------    -------------   ---------        ------
BALANCES, December 31, 2000          11,169,540      $  112    $128,503     $(315,007)     $      --     $(186,392)     $(111,480)
Rescission of common stock                 (100)         --          --            --             --            --             --
Market change on interest collar             --          --          --            --             (7)           (7)            (7)

Net income (loss)                            --          --          --       (43,414)            --       (43,414)       (43,414)
                                   ------------      ------    --------     ---------      ---------     ---------      ---------

BALANCES, December 31, 2001          11,169,440         112     128,503      (358,421)            (7)     (229,813)       (43,421)

Issuance of  common stock -
debt exchange                       380,612,730       3,806       9,896            --             --        13,702             --

Issuance of  common stock -
PhoneTel merger                     223,237,914       2,232       5,805            --             --         8,037             --

Issuance of stock options -
PhoneTel merger                              --          --           6            --             --             6             --

Market change on interest collar             --          --          --            --              7             7              7
Net income (loss)                            --          --          --       159,369             --       159,369        159,369
                                   ------------      ------    --------     ---------      ---------     ---------      ---------

BALANCES, September 30, 2002        615,020,084      $6,150    $144,210     $(199,052)     $      --     $ (48,692)     $ 159,376
                                   ============      ======    ========     =========      =========     =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

1. BASIS OF PRESENTATION

      Davel Communications, Inc. ("Davel" or the "Company") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 72,000 payphones in 48 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger - see Note 4 for exit and disposal activities), with field service offices in 36 geographically dispersed locations.

      The accompanying consolidated balance sheet of Davel Communications, Inc. and its subsidiaries at September 30, 2002 and the related consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statements of shareholders' deficit and other comprehensive income (loss) for the period ended September 30, 2002 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted, in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results for the full year.

      On July 24, 2002, the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 3. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. ("PhoneTel") completed the merger described in Note 4 (the "PhoneTel Merger"), which has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

2. LIQUIDITY

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million (see Note 3), the Company has incurred losses of approximately $43.4 million and $21.6 million for the year ended December 31, 2001 and for the nine months ended September 30, 2002, respectively. As of September 30, 2002, the Company had a working capital deficit of $13.8 million and its liabilities exceeded it assets by $48.7 million.

      As discussed in Note 7, the Company was not in compliance with the minimum EBITDA (earnings before interest, taxes, depreciation and amortization) and Adjusted EBITDA financial covenants included in the Company's Senior Credit Facility in the third quarter of 2002. As a result, the Company was also in default under the cross-default provision of its Junior Credit Facility. The Company has obtained waivers from its lenders that waive all defaults under the Company's Senior Credit Facility and its Junior Credit Facility as a result of not complying with these financial covenants.

      Notwithstanding the PhoneTel Merger and the debt-for-equity exchange, the Company may face liquidity shortfalls and, as a result, might be required to dispose of assets to fund its operations or curtail its capital and other expenditures and to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. DEBT RESTRUCTURING

      On July 24, 2002 (the "closing date"), the existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a face value of $100.0 million (the "Junior Credit Facility") due December 31, 2005 (the "maturity date").

      Davel has accounted for its debt-for-equity exchange as a troubled debt restructuring. Accordingly, the Company has recognized a gain on extinguishment of the old debt based upon the difference between the carrying value of its old credit facility and the amount of the equity interest and new debt, including interest, issued by Davel to its lenders. The gain on debt extinguishment, included in other income (expense) in the accompanying consolidated statements of operations, is as follows (in thousands):

         Old Credit Facility: (see Note 7)
            Principal balance                                                 $ 237,255
            Accrued interest                                                     45,704
                                                                              ---------
            Carrying value                                                      282,959

         Common stock issued (380,612,730 shares at $0.036)                     (13,702)
          Principal balance of new debt                                         (63,500)
          Interest, costs and fees on new debt (payable through maturity)       (24,780)
                                                                              ---------

          Gain on debt extinguishment                                         $ 180,977
                                                                              =========

      Following the PhoneTel Merger and the debt exchanges, the combined junior indebtedness of the Company has a face value of $100.0 million, which amount may be prepaid without penalty. However, for accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date.

      In addition, the remaining amounts payable with respect to the PhoneTel portion has been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting, at a fair market rate of 15%.

      Following the exchange and the merger, the creditors of the Company in the aggregate own 90.81% of the common stock of the Company on a fully diluted basis.

4. ACQUISITION

      On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary (the "PhoneTel Merger"). PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combination", the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

      In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,238,000 shares with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the acquisition. In addition 1,077,024 warrants and 339,000 options of PhoneTel were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price.

      In accordance with SFAS No. 141, Davel allocates the purchase price of its acquisitions to tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. The fair value assigned to intangible assets acquired is based upon estimates and assumptions of management. Certain aspects of our valuation, as discussed further below are preliminary at this time. The goodwill recorded is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, the goodwill acquired after June 30, 2001 will not be amortized but will be reviewed annually for impairment. The first impairment review was completed as of September 30, 2002 and no impairment was present. Purchased intangibles will be amortized on a straight-line basis over their respective useful lives.

      The PhoneTel Merger has been accounted for as a purchase business combination and the purchase price has been preliminarily allocated as follows, pending a corporate valuation of the location contracts and a preacquisition contingency as discussed below (in thousands):

         Cash and cash equivalents                       $  3,884
         Accounts receivable                                4,612
         Other current assets                               1,552
         Property and equipment                            11,347
         Intangible assets (location contracts)            19,821
         Goodwill                                          17,455
         Other assets                                         765
                                                         --------
                 Assets acquired                           59,436
                                                         --------
         Accounts payable and other accrued expenses       (9,238)
         Accrued commissions payable                       (3,367)
         Senior credit facility (See note 3)               (4,583)
         Junior credit facility (See note 3)              (32,206)
         Other long term debt (See note 3)                   (928)
                                                         --------
                 Liabilities assumed                      (50,322)
                                                         --------

         Net assets acquired                             $  9,114
                                                         ========

Preliminary purchase allocation

      The Company's allocation of the purchase price is preliminary for (i) the final valuation of location contracts based upon projections of cash flow and
(ii) any potential liability arising from the true-up order addressing dial-around compensation issued in October 2002 by the Federal Communications Commission. The final valuation of location contracts is expected to be completed during the fourth quarter of 2002 with no material change in amortization. The Company is consulting with the APCC, its principal clearing house for dial-around compensation, and is analyzing its internal records for 1997 through 1999 to determine the amount of the adjustment, if any, to dial-around compensation revenues recognized by PhoneTel during that period. Any adjustment for the dial-around preacquisition contingency will result in an increase or decrease to goodwill associated with the PhoneTel acquisition. Management currently expects the estimate of any adjustment resulting from the true-up order will be completed before the end of 2003.

Amortizable intangible assets

      Of the total purchase, $19,821,000 has been allocated to amortizable intangible assets for commission agreements with owners of facilities where the Company's payphones are located ("Location Contracts"). The Company will amortize the fair value of these assets over the weighted average estimated term of these contracts, including certain renewals, of approximately 4 years.

Pro forma results

      The following pro forma financial information (in thousands of dollars, except for per share amounts) gives effect to the PhoneTel Merger and the debt exchanges described in Notes 3 and 4 as if they had occurred at the beginning of the periods presented. Pro forma financial information is not intended to be indicative of the results of operations that the Company would have reported had the transactions been consummated as of the beginning of the respective periods.

                                                              PRO FORMA INFORMATION

                                            For the Three Months Ended      For the Nine Months Ended
                                                 September 30                       September 30
                                            --------------------------      -------------------------
                                               2002              2001          2002              2001
                                               ----              ----          ----              ----
Revenue                                     $  25,232         $ 35,162      $  77,186         $ 105,527

Loss from operations before gain
  on debt extinguishment                      (10,857)         (17,656)       (38,852)          (59,437)

Gain on debt extinguishment                   180,977          175,649        180,977           175,649
                                            ---------         --------      ---------         ---------

Net Income                                  $ 170,120         $157,993      $ 142,725         $ 116,112
                                            =========         ========      =========         =========

Income per common share, basic
and diluted:                                $    0.37         $   0.35      $    0.88         $    0.72
                                            =========         ========      =========         =========

Exit and disposal activities

      In connection with the PhoneTel acquisition, the Company terminated its headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold impairments and incurred severance costs related to terminated employees. Exit activities related to the Company were expensed as incurred or as otherwise provided in SFAS 146 (see above note 4). Substantially all exit activities were completed prior to September 30, 2002 and, accordingly, management does not currently expect that any significant additional amounts will be incurred in connection with the closing of the Company's former headquarters facility. The following table reflects the components of exit and disposal activities shown as a separate line item in the Company's consolidated statements of operations (in thousands):

                 Abandonment or disposals of
                    property and equipment            $  1,309
                 Lease termination                         600
                 Employee severance                        668
                 Other merger related expenses             215
                                                      --------

                                                      $  2,792
                                                      ========

5. RECENT ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the Company has elected to adopt the standard as to the restructuring gain in the current period, as permitted by SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, "Accounting Costs Associated with Exit or Disposal Activities". SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002. As permitted by SFAS No. 146, the Company has adopted this standard in the current quarter in connection with the exit activities described in Note 4. The accounting results under SFAS No. 146 were not materially different than results that would have been achieved under previous standards.

6. DIAL-AROUND COMPENSATION

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

         In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation,(October 7, 1997 to October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 for reduced dial-around compensation was approximately $3.3 million.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a $0.24 dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard.

         On April 5, 2001, the FCC released an order which makes the first long distance carrier to handle a dial-around call originating from a payphone responsible to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This order was issued to address the serious difficulties encountered by payphone service providers in identifying and collecting dial-around compensation from telecommunications resellers. The modified rule adopted coincident with the order became effective on November 23, 2001. Although the Company originally believed that this modification to the dial-around compensation system would result in a significant increase to the number of calls for which the Company is able to collect such compensation, the increase did not materialize to the originally estimated levels. The Company believes that the resulting shortfall is due in large measure to the continued reliance upon data from the resale carriers as to what is a "completed" call on their systems, and ongoing fundamental issues with respect to LEC and IXC networks properly identifying and capturing dial around calls upon which compensation is due.

         In a decision released January 31, 2002 (the "2002 Payphone Order") the FCC partially addressed the remaining issues concerning the "true-up" required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

         On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provides that any net claimed refund amount owing to carriers cannot be offset against future dial around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time. The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company.

         On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the "fair compensation" requirements of
Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

         Market forces and factors outside the Company's control could significantly affect the Company's dial-around compensation revenues. These factors include the following: (i) the final determination of the effect of the Interim Order on the Company, (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (iii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

7. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

      Following is a summary of long-term debt and obligations under capital leases as of September 30, 2002 and December 31, 2001(in thousands):

                                                                                          September 30    December 31
                                                                                               2002           2001
                                                                                               ----           ----
      SENIOR CREDIT FACILITY, due in monthly installments of $833.3 plus                    $   8,333             --
      interest at 15% through June 30, 2003
      JUNIOR CREDIT FACILITY, due December 31, 2005:
               TERM NOTE A,  plus unamortized premium, discount and                            59,275             --
               capitalized interest of $9,275 at September 30, 2002
               TERM NOTE B,  plus unamortized premium, discount and                            62,054             --
               capitalized interest and fees of $12,054 at September 30, 2002
       OLD CREDIT FACILITY:
               TERM A note payable to banks at an adjusted LIBOR rate                              --      $ 109,492
               (7.5% at December 31, 2001)
               TERM B note payable to the banks at an adjusted LIBOR rate                          --         93,380
               (7.5% at December 31, 2001)
               REVOLVING ADVANCE on bank's line of credit at the bank's                            --         34,383
               adjusted LIBOR rate (7.5% at December 31, 2001)
      NOTE PAYABLE, due November 16, 2004                                                         953             --
      CAPITAL LEASE obligations and other notes with various interest rates and
      various maturity dates through 2006                                                         372            779
                                                                                            ---------      ---------
                                                                                              130,987        238,034

      Less - Current maturities                                                               (10,659)      (237,726)
                                                                                            ---------      ---------

                                                                                            $ 120,328      $     308
                                                                                            =========      =========

Senior Credit Facility

      Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see note 3). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

      Interest on the funds loaned pursuant to the Senior Credit Facility accrues at the rate of fifteen percent (15%) per annum and is payable monthly in arrears. A principal amortization payment in the amount of $833,333 is due on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. The Senior Credit Facility includes covenants that require the Company and PhoneTel to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Senior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

      Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing junior lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility, the senior security interests of the Senior Lenders will terminate and the junior lenders will, once again, hold first priority security interests in the Company collateral.

      On May 14 and July 23, 2002, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. As of August 31, 2002 the Company was not in compliance with the minimum EBITDA financial covenant under the Senior Credit Agreement. At September 30, 2002, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants and obtained a waiver from its Senior Lenders which waives all defaults through September 30, 2002.

Junior Credit Facility

      On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $100.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $50.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

      As discussed in Note 3, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain on debt extinguishment relating to its Old Credit Facility. For accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date. In addition, the remaining amounts payable with respect to the PhoneTel portion have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%.

      The Junior Credit Agreement is secured by substantially all assets of the Company and is subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee and requires advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals. The Junior Credit Agreement also has a cross default provision that results in a default if the Company is in default under its Senior Credit Facility.

     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility at August 31 and September 30, 2002. The Company has obtained a waiver from its Junior Lenders that waives all defaults through September 30, 2002.

Note Payable

      In connection with the PhoneTel Merger, the Company assumed a $1.0 million note payable that provides for payment of principal, together with deferred interest at 5% per annum, on November 17, 2004. The note is secured by substantially all of the assets of the PhoneTel and is subordinate in right of payment to the Company's Senior Credit Facility and the Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting, at a fair market rate of 15%.

Old Credit Facility

      In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility ("Old Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the "Administrative Agent"), and the other lenders named therein. The Old Credit Facility originally provided for borrowings by the Company's wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

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

      The Company's borrowings under the original Old Credit Facility bore interest at a floating rate and could be maintained as Base Rate Loans (as defined in the Old Credit Facility, as amended) or, at the Company's option, as Eurodollar Loans (as defined in the Old Credit Facility, as amended). Base Rate Loans bore interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bore interest at the Eurodollar Rate (as defined in the Old Credit Facility, as amended).

      The Old Credit Facility required the Company to meet certain financial tests and contained certain covenants that, among other things, limited the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

      The Old Credit Facility was amended from time to time to amend or waive compliance with certain financial covenants, to impose additional restrictions or reporting requirements on the Company, to waive or modify scheduled principal or interest payments, and to extend the maturity date of the loan. Effective as of February 19, 2002, the Company and its lenders entered into a Seventh Amendment to Credit Agreement and Consent and Waiver (the "Seventh Amendment"). The Seventh Amendment waived the payment defaults arising out of the Company's failure to make scheduled principal payments on July 15, 2001, October 15, 2001 and January 11, 2002, effective as of the dates such payments were due. In addition, the Seventh Amendment waived the covenant violations arising out of the Company's failure to comply with its minimum cumulative EBITDA covenant from May to December 2001, effective as of the dates of such violations, and provided the Lenders' consent to the Senior Credit Facility and the transactions contemplated by the PhoneTel Merger, including the debt-for-equity exchange. On July 24, 2002, the Old Credit Facility was extinguished in connection with the debt-for-equity exchange described in Note 3.

8. EARNINGS PER SHARE

      The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted income (loss) per share is equal to basic income (loss) per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted income (loss) from continuing operations per weighted average common share outstanding were $0.38 and $(0.92) for the three months ended September 30, 2002 and 2001, respectively, and $0.99 and $(2.96) for the nine months ended September 30, 2002 and 2001, respectively.

9. COMMITMENTS & CONTINGENCIES

Litigation

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

      In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus' breach of contract and failure to secure and pay federally mandated dial-around compensation. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus' actions. On May 9, 2002, Picus filed an objection to the Company's administrative claim and a counterclaim seeking to recover approximately $717,000 in damages.

      The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company will pay Picus $79,500, (iii) the Company will pay Picus an additional $150,000 no later than May 15, 2003, but potentially earlier, depending upon the receipt of first quarter 2001 dial-around compensation attributable to the Picus lines, and (iv) the

Company will pay Picus forty percent (40%) of the dial-around compensation received for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement.

      On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. The matter fell within the parameters of its insurance coverage, therefore, Davel's insurance carrier maintained responsibility for the defense and associated costs related to this matter. On or about October 25, 2002 the matter was settled within the limits of the Company's liability insurance coverage.

      On June 12, 2002, the Company settled outstanding litigation with Sprint Corporation related to certain telephone line charges. The settlement provides for a cash payment to the Company of $578,000. This amount has been received and recorded in the accompanying financial statements as a reduction of telephone charges.

      The Company, in the course of its normal operations is subject to regulatory matters, disputes, claims and other litigation. In management's opinion, all such other matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Operator Services Contract

      The Company is a party to a contract with Sprint Communications Company, L.P. ("Sprint") that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company in the form of a monthly commission payment, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company identified certain discrepancies between its calculations and the underlying call data information provide directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with notification of its objections to the underlying data, and upon further investigation, has discovered numerous operational deficiencies in Sprint's provision of operator services that have resulted in a loss of revenue to the Company, thus negatively impacting the Company's performance relating to the gross annual operator service revenue requirement set forth in the contract. Furthermore, the Company advised Sprint that its analysis indicated that not only had it complied with the provisions of the gross annual operator service revenue requirement, it also believed that Sprint had underpaid commissions to the Company during the same time period. The Company notified Sprint of the details surrounding the operational deficiencies and advised that its failure to correct such operational deficiencies would result in a material breach of the contract.

      Notwithstanding the Company's objections, Sprint advised the Company, based upon its calculation of the Company's performance in connection with the gross annual operator services revenue requirement, it would retroactively reduce the percentage of commission paid to the Company in connection with the contract for the twelve-month period ended June 30, 2002. Sprint withheld $418,000 from the commission due and owing the Company in the month of September 2002 and failed to address the operational deficiencies discovered by the Company. As a result of these actions, during the month of October 2002, the Company advised Sprint that the contract was terminated due to Sprint's continuing and uncured breaches and the Company shifted its traffic to an alternative operator service provider. In response, Sprint withheld $380,170 from the commissions due and owing the Company in the month of October 2002. Thereafter, the Company made a demand for any and all amounts due it under the terms of the contract. In response, Sprint has asserted its claim for payment of approximately $5.9 million representing the amount it had calculated as owing under the gross annual operator services revenue requirement for the twelve-month period ended June 30, 2002.

      The parties are continuing to attempt to negotiate a mutually agreeable resolution to this matter. While the Company believes that its objections to Sprint's calculation of the gross annual operator service revenue requirement are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

Estimated Effects of the WorldCom, Inc. Bankruptcy:

      On July 21, 2002, WorldCom, Inc., whose subsidiary MCI is one of the major payors of dial-around revenue to the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of this filing, the Company reduced its accrual of dial-around revenues for the second quarter of 2002 by $0.9 million from the amount it would have normally accrued, as the bankruptcy may impair the Company's ability to receive pre-petition dial-around payments for the quarter from MCI. Although the Company did not receive its second quarter 2002 dial-around payment that was due in October 2002, the Company is actively pursuing its rights in the Bankruptcy Court to receive such quarterly payment from MCI. No assurance can be given at this time regarding the ultimate outcome of this action. The Company does not believe that the WorldCom bankruptcy filing will materially impair the Company's ability to collect dial-around payments from MCI post-petition. For post-petition periods, the Company has resumed its normal accrual of dial-around revenue attributable to MCI.

Dial-around Compensation:

     As discussed in Note 6, dial-around revenues during the period of November 7, 1996 to April 20, 1999 are subject to an industry-wide reconciliation to reflect a true-up of underpayments and overpayments made during that period as between payphone providers, including the Company and its subsidiaries, and the relevant dial-around carriers. While the timing and amount of such true-up payments, if any, are not currently determinable, in management's opinion the final resolution of such reconciliation on a carrier-by-carrier basis could potentially have a material adverse effect on the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. RELATED PARTY TRANSACTIONS

      In connection with the PhoneTel Merger, discussed in Note 4, a former major shareholder agreed to forego payment on certain accrued management fees amounting to $436,000, which was accounted for in the second quarter of 2002. Such amount is reflected in the accompanying financial statements as a reduction of selling, general and administrative expenses.

      The Company's Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the nine months ended September 30, 2002, the Company earned revenue of $543,709 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. The net amount of accounts receivable due from Urban, including the remaining outstanding amount acquired in the PhoneTel Merger, was $732,763 at September 30, 2002.

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

GENERAL

      During the first nine months of 2002, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the Company's payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones.

      Non-coin calls include credit card, calling card, collect, and third-party billed calls, net of applicable tax, which are handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

      The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the Company's presubscribed carrier to make a traditional "toll free" calls (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the FCC mandated dial-around compensation rate in effect.

      The principal costs related to the ongoing operation of the Company's payphones include telephone charges, commissions, and service, maintenance and network costs. Telephone charges consist of payments made by the Company to local exchange carriers and long distance carriers for line charges and use of their networks. Commission expense represents payments to owners of locations at which the Company's payphones are installed ("Location Owners"). Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

REGULATORY IMPACT ON REVENUE

Local Coin Rates

      In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and Independent Payphone Providers ("IPPs"), including the Company, increased rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. In 2002, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, as well as from continued growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

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

         In accordance with the Court's mandate, on October 9, 1997 the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation,(October 7, 1997 to October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 for reduced dial-around compensation was approximately $3.3 million.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a $0.24 dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review, and found that the FCC's rulings were lawful and sustainable under that standard.

         On April 5, 2001, the FCC released an order which makes the first long distance carrier to handle a dial-around call originating from a payphone responsible to track and pay compensation on the call, regardless of whether other carriers may subsequently transport or complete the call. This order was issued to address the serious difficulties encountered by payphone service providers in identifying and collecting dial-around compensation from telecommunications resellers. The modified rule adopted coincident with the order became effective on November 23, 2001. Although the Company originally believed that this modification to the dial-around compensation system would result in a significant increase to the number of calls for which the Company is able to collect such compensation, the increase did not materialize to the originally estimated levels. The Company believes that the resulting shortfall is due in large measure to the continued reliance upon data from the resale carriers as to what is a "completed" call on their systems, and ongoing fundamental issues with respect to LEC and IXC networks properly identifying and capturing dial around calls upon which compensation is due.

         In a decision released January 31, 2002 (the "2002 Payphone Order") the FCC partially addressed the remaining issues concerning the "true-up" required for interim and intermediate period compensation. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

         On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved the remaining issues surrounding the interim/intermediate period true-up and specifically how monthly per-phone compensation owed to PSPs is to be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provides that any net claimed refund amount owing to carriers cannot be offset against future dial around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time. The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company.

         On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the "fair compensation" requirements of
Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

         Market forces and factors outside the Company's control could significantly affect the Company's dial-around compensation revenues. These factors include the following: (i) the final determination of the effect of the Interim Order on the Company , (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (iii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.


Operator Services Contract

      The Company is a party to a contract with Sprint Communications Company, L.P. ("Sprint") that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company in the form of a monthly commission payment, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company identified certain discrepancies between its calculations and the underlying call data information provided directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with notification of its objections to the underlying data, and upon further investigation, has discovered numerous operational deficiencies in Sprint's provision of operator services that have resulted in a loss of revenue to the Company, thus negatively impacting the Company's performance relating to the gross annual operator service revenue requirement set forth in the contract. Furthermore, the Company advised Sprint that its analysis indicated that not only had it complied with the provisions of the gross annual operator service revenue requirement, it also believed that Sprint had underpaid commissions to the Company during the same time period. The Company notified Sprint of the details surrounding the operational deficiencies and advised that its failure to correct such operational deficiencies would result in a material breach of the contract.

      Notwithstanding the Company's objections, Sprint advised the Company, based upon its calculation of the Company's performance in connection with the gross annual operator services revenue requirement, it would retroactively reduce the percentage of commission paid to the Company in connection with the contract for the twelve-month period ended June 30, 2002. Sprint withheld $418,000 from the commission due and owing the Company in the month of September 2002 and failed to address the operational deficiencies discovered by the Company. As a result of these actions, during the month of October 2002, the Company advised Sprint that the contract was terminated due to Sprint's continuing and uncured breaches and the Company shifted its traffic to an alternative operator service provider. In response, Sprint withheld $380,170 from the commissions due and owing the Company in the month of October 2002. Thereafter, the Company made a demand for any and all amounts due it under the terms of the contract. In response, Sprint has asserted its claim for payment of approximately $5.9 million representing the amount it had calculated as owing under the gross annual operator services revenue requirement for the twelve-month period ended June 30, 2002.

      The parties are continuing to attempt to negotiate a mutually agreeable resolution to this matter. While the Company believes that its objections to Sprint's calculation of the gross annual operator service revenue requirement are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      On July 24, 2002 the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenue and expense increases associated with these phones for the period of July 24, 2002 to September 30, 2002 are included in these financial statements. Offsetting these revenue and expense increases is the reduction in revenues and expenses resulting from the impact of the Company's ongoing program to remove unprofitable phones. The Company operated approximately 12,000 more phones on September 30, 2002 than on September 30, 2001, net of the phones acquired in the PhoneTel Merger and the program to remove unprofitable phones. The Company had approximately 72,000 phones in service on September 30, 2002 and approximately 60,000 phones in service on September 30, 2001. The average number of phones in service for the quarter ended September 30, 2002 was approximately 65,000 and for the quarter ended September 30, 2001 was approximately 62,000.

      For the three months ended September 30, 2002, total revenues decreased approximately $0.4 million, or 1.9%, to approximately $22.9 million from approximately $23.3 million in the same period of 2001. This decrease was attributable to the increases in the number of phones operated by the Company, and associated revenues as noted above, offset by lower call volumes per phone due to increased competition from the wireless communications industry and changes in call traffic.

      Coin call revenues decreased approximately $0.2 million, or 1.2%, to approximately $15.8 million in the three months ended September 30, 2002 from approximately $16.0 million in the third quarter of 2001. The decrease in coin call revenues was primarily attributable to the increases in the number of phones operated by the Company, and associated revenues as noted above, offset by lower call volumes per phone resulting from increased competition from wireless communication services and changes in call traffic.

      Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $0.2 million, or 3.6%, to approximately $7.1 million in the three months ended September 30, 2002 from approximately $7.3 million in the three months ended September 30, 2001. The decrease was primarily attributable to the increases in the number of phones operated by the Company, and associated revenues as noted above, and lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $0.5 million, to approximately $4.3 million in the three months ended September 30, 2002 from approximately $4.8 million in the third quarter of 2001. The dial-around decrease is primarily attributable to the phone count and revenue changes noted above and lower calls per phone due to increased competition from wireless services. Operator service revenues decreased approximately $0.3 million, to approximately $2.2 million in the third quarter of 2002 from approximately $2.5 million in the three months ended September 30, 2001. The decrease is attributable to more payphones in service, as noted above, offset by fewer long distance calls made per phone, and reduced call time per call. Non-carrier revenues increased $0.5 million during the period.

      Telephone charges decreased approximately $0.7 million, or 10.1%, to approximately $6.6 million for the quarter ended September 30, 2002 from approximately $7.3 million in the three months ended September 30, 2001. This decrease was primarily due to the impact of the phone count and associated telephone charge expense increases noted above offset by the on-going favorable impact on monthly phone bills resulting from recent regulatory changes and a $0.8 million favorable adjustment relating to a litigation settlement. Telephone charges in the third quarter of 2001 were favorably affected by the receipt of $0.7 million of refunds relating to New Service Test ("NST") regulations of the FCC. Excluding the impact of this item and the favorable litigation adjustment in the current quarter, telephone charges decreased by $0.6 million, or 8.2%, from the third quarter of 2001. The Company is continuing to negotiate contracts and pursue additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

      Commissions decreased approximately $1.4 million, or 24.2%, to approximately $4.4 million in the three months ended September 30, 2002 from approximately $5.8 million in the three months ended September 30, 2001. The decrease was primarily attributable to increased expenses associated with the phone count and expense increases noted above, offset by the impact of management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

      Service, maintenance and network costs increased approximately $0.2 million, or 3.4%, to approximately $6.1 million in the three months ended September 30, 2002 from approximately $5.9 million in the three months ended September 30, 2001. The increase was primarily attributable to the higher phone count and associated expenses noted above.

      Depreciation and amortization expense in the three months ended September 30, 2002 increased by $0.3 million to approximately $4.8 million from approximately $4.5 million recorded in the three months ended September 30, 2001 due to the impact of depreciation and amortization expense on the assets acquired in the PhoneTel Merger.

      Selling, general and administrative expenses increased approximately $0.1 million, or 3.1%, to approximately $3.5 million in the three months ended September 30, 2002 from approximately $3.4 million in the three months ended September 30, 2001. The increase in expense was primarily attributable to higher bank fees and insurance costs.

      Interest expense in the three months ended September 30, 2002 declined approximately $4.8 million, or 69.9%, compared to the prior-year period, to approximately $2.1 million in the third quarter of 2002 from approximately $6.9 million in the third quarter of 2001. The decrease in recorded interest is due to the lower principal balances resulting from the debt-for-equity exchange consumated at the time of the PhoneTel purchase, lower interest rates and a reduction of $0.9 million for the amortization of loan origination fees charged to interest expense, offset by interest on PhoneTel debt assumed in the PhoneTel Merger.

      The three months ended September 30, 2002 included a $181.0 million gain resulting from the debt restructuring related to the completion of the PhoneTel merger. The Company also incurred $2.8 million of exit and disposal activity costs which included a $0.6 million lease termination fee, $0.7 million of employee severance costs, $0.2 million of other merger related costs and a $1.3 million charge for assets written-off as a result of moving the corporate office from Tampa, Florida to Cleveland, Ohio after the completion of the PhoneTel Merger.

      The Company has not accrued any provision for Federal and State income taxes because it has tax loss carryforward balances which exceed the amount of income for the quarter.

      For the three months ended September, 30 2002 net income of $173.7 million was $184.0 million greater than the net loss of approximately $10.3 million for the three months ended September 30, 2001 primarily due to the $181.0 million gain resulting from the debt restructuring related to the completion of the PhoneTel merger. Excluding the gain on the debt restructuring and $2.8 million of exit and disposal activity costs relating to the relocation of the corporate headquarters, the Company incurred a net loss of $4.5 million in the three months ended September 30, 2002, a reduction of $5.8 million from the loss of $10.3 million in the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      On July 24, 2002 the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenue and expense increases associated with these phones for the period of July 24, 2002 to September 30,

2002 are included in these financial statements. Offsetting these revenue and expense increases is the reduction in revenues and expenses resulting from the impact of the Company's ongoing program to remove unprofitable phones. The Company operated approximately 12,000 more phones on September 30, 2002 than on September 30, 2001, net of the phones acquired in the PhoneTel Merger and the program to remove unprofitable phones. The Company's had approximately 72,000 phones in service on September 30, 2002 and approximately 60,000 phones in service on September 30, 2001. The average number of phones in service for the nine months ended September 30, 2002 was approximately 56,000 and for the nine months ended September 30, 2001 was approximately 64,000.

      For the nine months ended September 30, 2002, total revenues decreased approximately $12.5 million, or 17.9%, to approximately $57.6 million from approximately $70.1 million in the same period of 2001. This decrease was primarily attributable to the phone count and revenue changes noted above and lower call volumes per phone due to increased competition from the wireless communications industry, resulting in lower average revenue per payphone.

      Coin call revenues decreased approximately $6.2 million, or 13.2%, to approximately $41.2 million in the nine months ended September 30, 2002 from approximately $47.4 million in the first nine months of 2001. The decrease in coin call revenues was primarily attributable to the changes in phone counts and revenues noted above and from lower call volumes on the Company's payphones resulting from increased competition from wireless communication services and changes in call traffic.

      Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $6.3 million, or 27.7%, to approximately $16.4 million in the nine months ended September 30, 2002 from approximately $22.7 million in the nine months ended September 30, 2001. The decrease was primarily attributable to the changes in phone counts and revenues noted above offset by lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $4.2 million, to approximately $10.6 million in the nine months ended September 30, 2002 from approximately $14.8 million in the first nine months of 2001. The dial-around revenue decrease is primarily attributable to the changes note above, lower calls per payphone due to increased competition from wireless services and a $0.9 million revenue reduction relating to the WorldCom bankruptcy filing in July 2002. Operator service revenues decreased approximately $2.8 million, to approximately $5.1 million in the first nine months of 2002 from approximately $7.9 million in the nine months ended September 30, 2001. The decrease is attributable to the above noted changes, fewer long distance calls made per payphone, and reduced call time per call. Non-carrier revenues increased $0.7 million during the period.

      Telephone charges decreased approximately $7.6 million, or 32.9%, to approximately $15.4 million for the nine months ended September 30, 2002 from approximately $23.0 million in the nine months ended September 30, 2001. In addition to the impact of phone count and expense changes noted above and to the on-going favorable impact on monthly bills resulting from recent regulatory changes, telephone charges in the first nine months of 2002 were affected by favorable adjustments related to a litigation settlement which totaled $0.8 million, refunds from NST regulatory changes which totaled $3.3 million and other carrier charges for years prior to 2002 which totaled $0.6 million. Telephone charges were favorably affected in the first nine months of 2001 by the receipt of $2.0 million of refunds from LECs relating to NST orders regarding prior years' telephone charges. The Company continues to negotiate contracts and pursue additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

      Commissions decreased approximately $6.3 million, or 35.7%, to approximately $11.3 million in the nine months ended September 30, 2002 from approximately $17.6 million in the nine months ended September 30, 2001. The decrease was primarily due to lower commissionable revenues resulting from the reduced number of payphones noted above and lower commission rates obtained by the Company in negotiating contract renewals.

Commissions for the nine months ended September 30, 2001 also included favorable adjustments of $0.6 million resulting from a contract termination. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

      Service, maintenance and network costs decreased approximately $1.9 million, or 10.8%, to approximately $15.6 million in the nine months ended September 30, 2002 from approximately $17.5 million in the nine months ended September 30, 2001. The decrease was primarily attributable to reductions in the number of personnel and wage related costs of approximately $0.4 million, reductions in service and collection expenses of approximately $0.2 million, field office expense reductions of approximately $0.4 million, property and franchise tax reductions of approximately $0.1 million, and network billing and line charge reductions of $0.8 million.

      Depreciation and amortization expense of $14.6 million in the nine months ended September 30, 2002 was $0.8 million higher than the $13.8 million expense for the nine months ended September 30, 2001 partially due to the impact of depreciation and amortization expense on the assets acquired in the PhoneTel Merger and to adjustments related to the removal of unprofitable phones.

      Selling, general and administrative expenses of $8.2 million for the period ended September 30, 2002 were $1.5 million lower than the $9.7 million of expense in the nine months ended September 30, 2001. This was attributable to a reduction in salaries and salary-related expenses of approximately $0.5 million, a reduction in professional fees of approximately $1.2 million, including a rescission of management fees of approximately $0.4 million which are no longer due, and several other expense items netting to an increase of approximately $0.2 million compared to the same period last year.

      Interest expense in the nine months ended September 30, 2002 decreased approximately $10.6 million, or 48.3%, compared to the prior-year period, to approximately $11.3 million in the first nine months of 2002 from approximately $21.9 million in the first nine months of 2001. The decrease in recorded interest is the result of lower interest rates, a reduction of $2.7 million for the amortization of loan origination fees charged to interest expense and lower balances due to the debt extinguishment associated with the PhoneTel Merger, offset by interest on PhoneTel debt which was assumed.

      The nine months ended September 30, 2002 included a $181.0 million gain resulting from the debt restructuring related to the completion of the PhoneTel merger. The Company also incurred $2.8 million of exit and disposal activity costs which included a $0.6 million lease termination fee, $0.7 million of employee severance costs, $0.2 million of other merger related costs, and a $1.3 million charge for assets written-off as a result of moving the corporate office from Tampa, Florida to Cleveland, Ohio after the completion of the PhoneTel Merger.

      The Company has not accrued any provision for Federal and State income taxes because it has tax loss carryforward balances which exceed the amount of income for the current nine month period.

      For the nine months ended September, 30 2002 net income of $159.4 million was $192.4 million greater than the net loss of approximately $33.1 million for the nine months ended September 30, 2001 primarily due to the gain on debt extinguishment associated with the PhoneTel Merger. Excluding the gain on the debt extinguishment and $2.8 million of exit and disposal activity costs, the Company incurred a net loss of $18.8 million in the nine months ended September 30, 2002, a reduction of $14.3 million from the loss of $33.1 million in the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Historically, the Company's primary sources of liquidity have been cash from operations, borrowings under various credit facilities and, periodically, proceeds from the issuance of common stock and proceeds from the issuance of preferred stock. There was no stock issued for cash in the most recent two years.

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

      In the nine months ended September 30, 2002, operating activities used approximately $1.1 million of net cash which was funded from the $4.8 million received from the New Senior Credit Facility, which amount is net of the $0.2 million cost of issuing that debt. Operating activities provided approximately $2.5 million of net cash in the nine months ended September 30, 2001. Cash used in operating activities in the first nine months of 2002 included the operating loss of $10.4 million, increases in other assets of $2.0 million for prepaid insurance and expenses associated with the PhoneTel Merger, reductions in accounts payable and accrued liabilities of $8.2 million and a decrease in deferred revenue of $0.1 million. Such cash uses exceeded total sources, which included depreciation and amortization of $14.6 million and a reduction in accounts receivable of $2.9 million.

      Capital expenditures for the nine months ended September 30, 2002 were $0.2 million, compared to the $0.5 million in the nine months ended September 30, 2001. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the nine months ended September 30, 2002 were $0.3 million, compared with $0.5 million in the nine months ended September 30, 2001.

      The Company made payments under capital lease obligations totaling approximately $0.4 million. Cash balances increased approximately $3.6 million during the nine month period.

      The Company's principal source of liquidity in the nine months ended September 30, 2002 came from cash received pursuant to the new Senior Credit Facility. See "Senior Credit Facility" below for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements.

Senior Credit Facility

      Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility) with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see
Note 3). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each drew their available amounts under the line on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

      Interest on the funds loaned pursuant to the Senior Credit Facility accrues at the rate of fifteen percent (15%) per annum and is payable monthly in arrears. A principal amortization payment in the amount of $833,333 is due on the last day of each month, beginning July 31, 2002 and ending on the maturity date of

June 30, 2003. The Senior Credit Facility includes covenants that require the Company and PhoneTel to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Senior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

      Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing junior lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility, the senior security interests of the Senior Lenders will terminate and the junior lenders will, once again, hold first priority security interests in the Company collateral.

      On May 14 and July 23, 2002, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. As of August 31, 2002, the Company was not in compliance with the minimum EBITDA financial covenant under the Senior Credit Agreement. At September 30, 2002, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants and obtained a waiver from its Senior Lenders which waives all defaults through September 30, 2002.

Junior Credit Facility

      On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $100.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $50.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

      As discussed in Note 3, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain on debt extinguishment relating to its old credit facility. For accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date. In addition, the remaining amounts payable with respect to the PhoneTel portion have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%.

      The Junior Credit Agreement is secured by substantially all assets of the Company and is subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee and requires advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals. The Junior Credit Agreement also has a cross default provision that results in a default if the Company is in default under its Senior Credit Facility.

     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility at August 31 and September 30, 2002. The Company has obtained a waiver from its Junior Lenders that waives all defaults through September 30, 2002.

      Excluding the gain on debt extinguishment of $181.0 million related to the PhoneTel Merger, the Company has incurred losses of approximately $43.4 million and $20.6 million for the year ended December 31, 2001 and for the nine months ended September 30, 2002, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. As of September 30, 2002, the Company had a working capital deficit of $13.8 million and its liabilities exceed its assets by $47.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

      In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The Company sought relief from the bankruptcy court to assert claims against Picus and answered Picus' complaint in the district court, denying its material allegations. On or about April 2, 2001, Picus moved the district court to dismiss its case and indicated that it may file its claim as an adversary proceeding with the bankruptcy court. On March 13, 2001, the Company filed a proof of claim in the bankruptcy court to recover damages based on Picus' breach of contract and failure to secure and pay federally mandated dial-around compensation. On May 10, 2001, the district court entered an order dismissing Picus' complaint without prejudice. On September 21, 2001, the Company filed an application for administrative payment with the bankruptcy court seeking approximately $1.5 million in post-petition damages incurred by the Company as a result of Picus' actions. On May 9, 2002, Picus filed an objection to the Company's administrative claim and a counterclaim seeking to recover approximately $717,000 in damages.

      The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company will pay Picus $79,500, (iii) the Company will pay Picus an additional $150,000 no later than May 15, 2003, but potentially earlier, depending upon the receipt of first quarter 2001 dial-around compensation attributable to the Picus lines; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement.

      On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et. al., brought in the district court for Cameron County, Texas. Plaintiffs accuse the defendants of negligence in the death of the father of Thomas Sanchez, a former Davel employee. The matter fell within the parameters of its insurance coverage, therefore, Davel's insurance carrier maintained responsibility for the defense and associated costs related to this matter. On or about October 25, 2002 the matter was settled within the limits of the Company's liability insurance coverage.

      The Company, in the course of its normal operations is subject to regulatory matters, disputes, claims and other litigation. In management's opinion, all such other matters of which the Company has knowledge, have been reflected in the financial statements or will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b)   A Current Report on Form 8-K was filed by the Company on August 1,
            2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DAVEL COMMUNICATIONS, INC.


Date: November 14, 2002                              /s/ RICHARD P. KEBERT
                                                     --------------------

                                                       Richard P. Kebert
                                                    Chief Financial Officer

                                  CERTIFICATION

I, John D. Chichester, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 of Davel Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                       /s/ John D. Chichester
                                       ----------------------

                                         John D. Chichester
                                Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Richard P. Kebert, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002 of Davel Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                               /s/ Richard P. Kebert
                                               ---------------------

                                                 Richard P. Kebert
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
3.1               Certificate of Amendment to the Certificate of Incorporation
                  of Davel Communications, Inc. *

10.1 Amended, Restated, and Consolidated Credit Agreement, dated as of July 24, 2002, by and among Davel Financing Company,
                  L.L.C., PhoneTel Technologies, Inc., Cherokee Communications,
                  Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein. *

10.2 Amended, Restated, and Consolidated Security Agreement, dated as of July 24, 2002, by Davel Financing Company, L.L.C.,
                  PhoneTel Technologies, Inc., Cherokee Communications, Inc.,
                  Davel Communications, Inc., and the domestic subsidiaries of each of the foregoing, in favor of Foothill Capital
                  Corporation, as Agent, and the lenders as set forth in the Credit Agreement above. *

10.3              Second Amendment, dated as of July 23, 2002, to the Credit
                  Agreement, dated as of February 19, 2002, by and among Davel
                  Financing Company, L.L.C., PhoneTel Technologies, Inc.,
                  Cherokee Communications, Inc., Davel Communications, Inc. and each of the domestic subsidiaries of the foregoing, Madeleine
                  L.L.C. and ARK CLO 2000-1, Limited. *

99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  * Incorporated by reference from Form 8-K filed by the Registrant on August 1, 2002.