Form 10-K
period 2002-12-31
DAVEL COMMUNICATIONS INC
filed 2003-04-04
CIK 1072881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 000-25207

DAVEL COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3538257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Lakeside Avenue Cleveland, OH (address of principal executive offices)	44114 (Zip Code)

Registrant’s telephone number, including area code:

(216) 241-2555

Securities registered pursuant to Section 12(b) of the act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      As of March 21, 2003 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1,308,310 based upon the closing price on March 21, 2003 of $0.01. As of March 21, 2003, there were 615,018,963 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for use at the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

DAVEL COMMUNICATIONS, INC.

FORM 10-K ANNUAL REPORT

PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

      Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.     BUSINESS

General Overview

      Davel Communications, Inc. (“Davel” or the “Company”) was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of payphones throughout the United States. The Company’s headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the merger of its wholly owned subsidiary with PhoneTel Technologies, Inc. (“PhoneTel” and the “PhoneTel Merger” — see Note 5 to the consolidated financial statements for acquisition activities and for exit and disposal activities), with field service offices in 36 geographically dispersed locations.

      As of December 31, 2002, the Company owned and operated a network of approximately 69,000 payphones in 48 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider (“PSP”) in the country. The Company’s installed payphone base generates revenue through both coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company’s preselected operator services providers such as Opticom and AT&T) and dial-around calls (utilizing a 1-800, 1010XXX or similar “toll free” dialing method to select a carrier other than the Company’s pre-selected carrier). A significant portion of the Company’s payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

      As part of the Telecommunications Act of 1996 (“1996 Telecom Act”), Congress directed the Federal Communications Commission (“FCC”) to ensure widespread access to payphones for use by the general public. Industry estimates suggest that there are approximately 2.0 million payphones currently operating in the United States, of which approximately 1.2 million are operated by the Regional Bell Operating Companies (“RBOCs”) and approximately 0.25 million are operated by the smaller independent local exchange carriers (“LECs”) and the major long distance carriers such as Sprint and AT&T. The remaining approximately 0.55 million payphones are owned or managed by the more than 1,000 independent payphone providers (“IPPs”) currently operating in the United States.

      Effective as of February 19, 2002, certain lenders entered into a credit agreement (the “Senior Credit Facility”) with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see Note 4 to the consolidated financial statements — Debt Restructuring). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable.

      On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure.

      In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the acquisition. In addition 1,077,024 warrants and 339,000 options of PhoneTel were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. The warrants subsequently expired by their terms in November 2002. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price.  — See Note 5 to the consolidated financial statements for acquisition activities.

      In connection with the merger, the Company and PhoneTel effectuated the debt exchanges, and amended, restated, and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a face value of $101.0 million due December 31, 2005 (the “Debt Restructuring”). See Note 4 to the consolidated financial statements — Debt Restructuring and Note 10 — Long-term Debt and Obligations under Capital Leases.

      The Company had net income of $151.8 million and net losses of approximately $43.4 million and $111.5 million, for the years ended December 31, 2002, 2001, and 2000, respectively. The net income was the result of a $181.0 million gain on debt restructuring associated with the PhoneTel Merger on July 24, 2002, partially offset by operating losses of $29.2 million which, along with the losses in 2001 and 2000, were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company’s revenue of certain changes in customer calling patterns in favor of 1-800 type calls. In addition, the Company was not in compliance with the minimum financial covenants under its Senior Credit Facility and its Junior Credit Facility from August 31, 2002 through January 31, 2003. The Company has obtained an amendment and waivers from both its Senior and Junior Lenders that waived all defaults through January 31, 2003.

      Subsequent to December 31, 2002, the Company received $3.8 million of refunds of prior period telephone charges pursuant to the recently adopted “New Services Test” in Maryland and North Carolina. On March 10, 2003, the Company also received $4.9 million relating to the sale of a portion of the accounts receivable bankruptcy claim for dial-around compensation due from MCI/ WorldCom, of which approximately $1.0 million relates to prepetition amounts due for the second and third quarters of 2002 and approximately $3.9 million relates to the amount due from MCI/ WorldCom under the Interim Order relating to dial-around compensation. (See Note 20 to the consolidated financial statements — Subsequent Events). In March 2003, the Company used $3.0 million of this amount to pay a portion of the balance due under the Company’s Senior Credit Facility (including a $2.2 million prepayment of such debt) and plans to use $1.0 million, which is being held in escrow by the Company’s Senior Lenders, to fund new business initiatives.

      Notwithstanding the completion of the PhoneTel Merger and the related financing transactions, the Company may face liquidity problems and might be required to dispose of material assets or operations to fund its operations, to make capital expenditures and to meet its debt service and other obligations. There can be no assurances as to the ability to execute such sales, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. As a result, doubt exists about the Company’s ability to continue as a going concern.

Industry Overview

      Today’s telecommunications marketplace was principally shaped by the 1984 court-approved divestiture by AT&T of its local telephone operations (the “AT&T Divestiture”) and the many regulatory changes adopted by the FCC and state regulatory authorities in response to and subsequent to the AT&T Divestiture, including the authorization of the connection of competitive or independently owned payphones to the public switched network. The “public switched network” is the traditional domestic landline public telecommunications network used to carry, switch and connect telephone calls. The connection of independently owned payphones to the public switched network has resulted in the creation of additional business segments in the telecommunications industry. Prior to these developments, only the consolidated Bell system or independent LECs were permitted to own and operate payphones. Following the AT&T Divestiture and subsequent FCC and state regulatory rulings, the independent payphone sector developed as a competitive alternative to the consolidated Bell system and other LECs by providing more responsive customer service, lower cost of operations and higher commissions to the owners or operators of the premises at which a payphone is located (“Location Owners”).

      Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC’s authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners’ premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider (“OSP”) industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas (“LATAs”). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA (“intraLATA”) pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs (“interLATA”). Long-distance companies, such as Sprint, AT&T, MCI and WorldCom, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC servicing the local area in which the recipient of the call is located. The terminating LEC then delivers the call to the recipient.

Business Strategy

      Concentrate Payphones Geographically. The Company is currently restricted from making acquisitions by the Senior Credit Facility and Junior Credit Facility without the approval of the Company’s lenders (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). However, the Company will continue to seek key opportunities, as strategic combinations have enabled the Company to expand its market presence and further its strategy of concentrating its payphones more rapidly than with internal sales growth alone. Concentrating its payphones in close proximity allows the Company to plot more efficient collection and maintenance routes. The Company believes that route density contributes to cost savings. Because smaller companies typically are not able to achieve the economies of scale that may be realized by the Company, the integration of acquired payphones into the Company’s network of payphones often results in lower operating costs than the seller of such payphones had been able to realize. By clustering its payphones, the Company is able to leverage its existing infrastructure through more efficient service and collection routes which leads to a lower overall cost structure. Since the integration of the PhoneTel payphones Davel has been able to increase the number of payphones per technician as a result of greater payphone density, workforce rationalizations and automation of its field route operations.

      The Company’s objective is to continue to rationalize its overall cost structure, improve route density and service quality, monitor underperforming telephones and place an emphasis on expanding in economically favorable territories. The Company has implemented the following strategy to meet its objective.

      Rationalization Of Low-Revenue Phones. In recent years, the Company has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, the Company’s strategy is to remove low revenue payphones that do not meet the Company’s minimum criteria of profitability and to promote improved density of the Company’s payphone routes. During the most recent two years ending December 31, 2002 and 2001, the Company removed 14,900 and 13,500 payphones respectively. The Company has an ongoing program to identify additional payphones to be removed in 2003 based upon low revenue performance and route density considerations.

      Utilize Advanced Payphone Technology. The Company’s payphones utilize “smart” technology which provides voice synthesized calling instructions, detects and counts coins deposited during each call, informs the caller at certain intervals of the time remaining on each call, identifies the need for and the amount of an additional deposit in order to continue the call, and provides other functions associated with the completion of calls. Through the use of a non-volatile, electronically erasable, programmable memory chip, the payphones can also be programmed and reprogrammed from the Company’s central computer facilities to update rate information or to direct different types of calls to particular carriers. The Company’s payphones can also distinguish coins by size and weight, report to its central host computer the total amount of coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number.

      Apply Sophisticated Monitoring and Management Information Systems. The Company utilizes a blend of enterprise-class proprietary and non-proprietary software that continuously tracks coin and non-coin revenues from each payphone, as well as expenses relating to each payphone, including commissions payable to the Location Owners. The Company’s technology also allows it to efficiently track and facilitate the activities of its field technicians via interactions from the pay telephone with the Company’s computer systems and technical support personnel at the Company’s headquarters.

      Provide Outstanding Customer Service. The technology used by the Company enables it to (i) respond quickly to equipment malfunctions and (ii) maintain accurate records of payphone activity which can be verified by customers. The Company strives to minimize “downtime” on its payphones by identifying service problems as quickly as possible. The Company employs both advanced telecommunications technology and trained field technicians as part of its commitment to provide superior customer service. The records generated through the Company’s technology also allow for the more timely and accurate payment of commissions to Location Owners.

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

      Pursue Regulatory Improvements. The Company continues to actively pursue regulatory changes that will enhance its near and long-term performance and viability. Notably, the Company is pressing, through regulatory channels, the reduction in line and related charges and improvements to the dial around compensation collection system that are critical to the economic viability of the payphone business generally and the Company’s operations specifically.

      Expand Lines of Business and Revenue Opportunities. The Company is actively pursuing new business initiatives, which utilize its nationwide infrastructure, including service offices, fleet, management and service technicians, such as the installation and maintenance of various services to other telecommunication providers, including competitive local exchange and long distance carriers. The Company also plans to begin providing conference-calling services in the second quarter of 2003, that can be accessed from anywhere in the United States at any time, are easy to use and competitively priced. In addition, the Company expects to partner with providers of other telecommunications products or services, which can be delivered or supported utilizing the Company’s existing operations infrastructure. As discussed in Note 20 to the financial statements, approximately $1 million of the proceeds of the sale of a portion of the Company’s MCI bankruptcy claim is being held in a restricted account for the purpose of funding the costs of development and implementation of these and other potential business initiatives. While management is confident that its plans will be implemented timely and expects to derive additional revenues from such endeavors, there can be no assurance that these initiatives will be successfully implemented or the results expected will be achieved.

Operations

      As of December 31, 2002 and December 31, 2001, the Company owned and operated approximately 69,000 and 55,000 payphones, respectively.

  Coin Calls

      The Company’s payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring “fair compensation” for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. See “— Regulation-Effect of Federal Regulation of Local and Dial-Around Calls.”

      Long distance coin calls are typically carried by long distance carriers that have contracted to provide transmission services to the Company’s payphones. The Company pays a charge to the long-distance carrier each time the carrier transports a long-distance call for which the Company receives coin revenue from an end user.

  Non-Coin Calls

      The Company also receives revenues from non-coin calls made from its payphones. Traditional non-coin calls include credit card, calling card, prepaid calling card, collect and third-party billed calls where the caller dials “0” plus the number or simply dials “0” for an operator.

      The services needed to complete a non-coin call include providing an automated or live operator to answer the call, verifying billing information, validating calling cards and credit cards, routing and transmitting the call to its destination, monitoring the call’s duration and determining the charge for the call, and billing and collecting the applicable charge. The Company has contracted with operator service providers to handle these calls and perform all associated functions, while paying the Company a commission on the revenues generated thereby.

      The Company realizes additional non-coin revenue from various carriers pursuant to the 1996 Telecom Act and FCC regulations thereunder as compensation for “dial-around” non-coin calls made from its payphones. A dial-around call is made by dialing an access code for the purpose of reaching a long distance carrier company other than the one designated by the payphone operator or using a traditional “toll free” number, generally by dialing a 1-800/888/877/866 number, a 950-XXXX number or a seven-digit “1010XXXX” code.

  Payphone Base

      The following table sets forth, for the last three fiscal years, the number of Company payphones acquired, installed and removed during the year as well as the net decrease in Company payphones in operation.

	2002	2001	2000

Acquired	28,000	—	—
Installed	880	1507	3,041
Removed	(14,880)	(13,507)	(10,844)

Net Increase/(Decrease)	14,000	(12,000)	(7,803)

Total payphones in service (approximately)	69,000	55,000	67,000

      The Company had approximately 69,000 payphones in operation in forty-eight states and the District of Columbia as of December 31, 2002, compared with approximately 55,000 in operation as of December 31, 2001. The five states possessing the greatest numbers of installed telephones as of December 31, 2002 were: Florida (9,946), Texas (5,518), Virginia (4,638), New York (3,920), and Georgia (3,493).

      In 2002, the Company continued its aggressive monitoring of the payphone base, which began in 1999, and removed under-performing payphones, which are available for relocation at sites with greater potential for profitability.

      The Company selects locations for its payphones where there is typically high demand for payphone service, such as convenience stores, truck stops, service stations, grocery stores and shopping centers. For many locations, historical information regarding an installed payphone is available because payphone operators are often obligated pursuant to agreements to provide this information to Location Owners for their payphones. In locations where historical revenue information is not available, the Company relies on its site survey to examine geographic factors, population density, traffic patterns and other factors in determining whether to install a payphone. The Company’s marketing staff attempts to obtain agreements to install the Company’s payphones (“Location Agreements”) at locations with favorable historical data regarding payphone revenues. The Company recognizes, however, that recent changes in payphone traffic volumes and usage patterns being experienced on an industry-wide basis warrant a continued assessment of the locational deployment of its payphones.

      Location Agreements generally provide for revenue sharing with the applicable Location Owner. The Company’s Location Agreements generally provide commissions based on fixed percentages of revenues and have three-to-five year terms. The Company can generally terminate a Location Agreement on 30 days’ notice to the Location Owner if the payphone does not generate sufficient revenue.

  Service and Maintenance

      The Company employs field service technicians, each of whom collects coin boxes and cleans and maintains a route of payphones. The technicians also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the Company’s polling and electronic tracking and trouble reporting systems and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

  Customers, Sales and Marketing

      The Location Owners with whom the Company contracts are a diverse group of small, medium and large businesses which are frequented by individuals needing payphone access. The majority of the Company’s payphones are located at convenience stores, truck stops, service stations, grocery stores and shopping centers.

As of December 31, 2002, corporate payphone accounts of 50 or more payphones represented approximately 36 percent of the Company’s installed payphone base.

  Service and Equipment Suppliers

      The Company’s primary suppliers provide payphone components, local line access, and long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

      The Company purchases some parts and equipment from various manufacturers and otherwise utilizes parts from payphones removed from field service for repair and installation of payphones. The Company primarily obtains local line access from various LECs, including BellSouth, Verizon, SBC Communications, Qwest and various other incumbent and competitive suppliers of local line access. New sources of local line access are expected to emerge as competition continues to develop in local service markets. Long-distance services are provided to the Company by various long-distance and operator service providers, including Opticom Sprint, AT&T, Qwest and others.

      The Company expects the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Although the Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any material portion of the products or services used in the operation of its business, transition from the Company’s existing suppliers, if necessary, could have a disruptive effect on the Company’s operations and could give rise to unforeseen delays and/or expenses.

  Assembly and Repair Of Payphones

      Historically the Company assembled and repaired payphone equipment for its own use. The assembly of payphone equipment provided the Company with technical expertise used in the operation, service, maintenance and repair of its payphones. The Company assembled, refurbished or replaced payphones from standard payphone components either obtained from the Company’s sizable inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, the components can be purchased by the Company from several suppliers. The Company does not believe that the loss of any single supplier would have a material adverse effect on its assembly operations.

      In March 2003 the Company closed its refurbishing facility located in Tampa, Florida and has outsourced the assembly and repair of such payphone equipment to a third party provider. The Company believes that given its sizable inventory of refurbished payphone equipment and other component parts, it can more effectively deploy the cash resources to other portions of the Company’s business, which had previously been utilized in connection with the Tampa refurbishing facility. See Note 5 to the consolidated financial statements for exit and disposal activities.

      The Company’s payphones comply with all material regulatory requirements regarding the performance and quality of payphone equipment and have all of the operating characteristics required by the applicable regulatory authorities, including free access to local emergency (“911”) telephone numbers, dial-around access to all available carriers, and automatic coin return capability for incomplete calls.

  Technology

      The payphone equipment installed by the Company makes use of microprocessors to provide voice synthesized calling instructions, detect and count coin deposits during each call, inform the caller at certain intervals of the time remaining on each call, identify the need for and the amount of an additional deposit and other functions associated with completion of calls. Through the use of non-volatile, electronically erasable, programmable read-only memory chips, the payphones can also be programmed and reprogrammed from the

Company’s central computer facilities to update rate information or to direct different kinds of calls to particular carriers.

      The Company’s payphones can distinguish coins by size and weight, report to a remote location the total coin in the coin box, perform self-diagnosis and automatically report problems to a pre-programmed service number, and immediately report attempts at vandalism or theft. Many of the payphones operate on power available from the telephone lines, thereby avoiding the need for and reliance upon an additional power source at the installation location.

      The Company utilizes proprietary and non-proprietary software that tracks the coin and non-coin revenues from each payphone as well as expenses relating to that payphone, including commissions payable to the Location Owners.

      The Company provides all technical support required to operate the payphones, such as computers and software and hardware specialists, at its headquarters in Cleveland, Ohio. The Company’s assembly and repair support operations located in Tampa, Florida previously provided materials, equipment, spare parts and accessories to the field. In 2003, this function was outsourced to one of the Company’s suppliers and the Tampa facility was closed. (See Note 5 to the consolidated financial statements for exit and disposal activities.) Each of the Company’s division offices and/or each of the technician’s vans maintain inventories for immediate deployment in the field.

Regulation

      The FCC and state regulatory authorities have traditionally regulated payphone and long-distance services, with regulatory jurisdiction being determined by the interstate or intrastate character of the service and the degree of regulatory oversight varying among jurisdictions. On September 20 and November 8, 1996, the FCC adopted initial rules and policies to implement Section 276 of the 1996 Telecom Act. The 1996 Telecom Act substantially restructured the telecommunications industry, included specific provisions related to the payphone industry and required the FCC to develop rules necessary to implement and administer the provisions of the 1996 Telecom Act on both an interstate and intrastate basis. Among other provisions, the 1996 Telecom Act granted the FCC the power to preempt state payphone regulations to the extent that any state requirements are inconsistent with the FCC’s implementation of Section 276.

  Federal Regulation Of Local Coin and Dial-Around Calls

      The Telephone Operator Consumer Services Improvement Act of 1990 (“TOCSIA”) established various requirements for companies that provide operator services and for call aggregators, including PSPs, who send calls to those OSPs. The requirements of TOCSIA as implemented by the FCC included call branding, information posting, rate quotations, the filing of informational tariffs and the right of payphone users to access any OSP to make non-coin calls. TOCSIA also required the FCC to take action to limit the exposure of payphone companies to undue risk of fraud upon providing this “open access” to carriers.

      TOCSIA further directed the FCC to consider the need to provide compensation for IPPs for dial-around calls. Accordingly, the FCC ruled in May 1992 that IPPs were entitled to dial-around compensation. Because of the complexity of establishing an accounting system for determining per call compensation for these calls, and for other reasons, the FCC temporarily set this compensation at $6.00 per payphone per month based on an assumed average of 15 interstate carrier access code dial-around calls per month and a rate of $0.40 per call. The failure by the FCC to provide compensation for 800 “toll free” dial-around calls was challenged by the IPPs, and a federal court subsequently ruled that the FCC should have provided compensation for these toll free calls.

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

•	create a standard regulatory scheme for all public payphone service providers;

•	establish a per call compensation plan to ensure that all payphone service providers are fairly compensated for each and every completed intrastate and interstate call, except for 911 emergency and telecommunications relay service calls;

•	terminate subsidies for LEC payphones from LEC regulated rate-base operations;

•	prescribe, at a minimum, nonstructural safeguards to eliminate discrimination between LECs and IPPs and remove the LEC payphones from the LEC’s regulated asset base;

•	provide for the RBOCs to have the same rights that IPPs have to negotiate with Location Owners over the selection of interLATA carrier services, subject to the FCC’s determination that the selection right is in the public interest and subject to existing contracts between the Location Owners and interLATA carriers;

•	provide for the right of all PSPs to choose the local, intraLATA and interLATA carriers subject to the requirements of, and contractual rights negotiated with, Location Owners and other valid state regulatory requirements;

•	evaluate the requirement for payphones which would not normally be installed under competitive conditions but which might be desirable as a matter of public policy, and establish how to provide for and maintain such payphones if it is determined they are required; and

•	preempt any state requirements which are inconsistent with the FCC’s regulations implementing Section 276.

      In September and November 1996, the FCC issued its rulings implementing Section 276 (the “1996 Payphone Order”). In the 1996 Payphone Order, the FCC determined that the best way to ensure fair compensation to independent and LEC PSPs for each and every call was to deregulate, to the maximum extent possible, the price of all calls originating from payphones. For local coin calls, the FCC mandated that deregulation of the local coin rate would not occur until October 1997 in order to provide a period of orderly transition from the previous system of state regulation.

      To achieve fair compensation for dial-around calls through deregulation and competition, the FCC in the 1996 Payphone Order directed a two-phase transition from a regulated market. In the first phase, November 1996 to October 1997, the FCC prescribed flat-rate compensation payable to the PSPs by the interexchange carriers (“IXCs”) in the amount of $45.85 per month per payphone. This rate was arrived at by determining that the deregulated local coin rate was a valid market-based surrogate for dial-around calls. The FCC applied a market-based, deregulated coin rate of $0.35 per call to a finding from the record that there was a monthly average of 131 compensable dial-around calls per payphone. This total included both carrier access code calls dialed for the purpose of reaching a long distance company other than the one designated by the PSP as well as 800 “toll free” calls. The monthly, per phone flat-rate compensation of $45.85 was to be assessed only against IXCs with annual toll-call revenues in excess of $100 million and allocated among such IXCs in proportion to their gross long-distance revenues. During the second phase of the transition to deregulation and market-based compensation (initially from October 1997 to October 1998, but subsequently extended in a later order by one year to October 1999), the FCC directed the IXCs to pay the PSPs on a per-call basis for dial-around calls at the assumed deregulated coin rate of $0.35 per call. At the conclusion of the second phase, the FCC set the market-based local coin rate, determined on a payphone-by-payphone basis, as the default per-call compensation rate in the absence of a negotiated agreement between the PSP and the IXC. To facilitate per-call compensation, the FCC required the PSPs to transmit payphone-specific coding digits which would identify each call as originating from a payphone and required the LECs to make such coding available to the PSPs as a tariffed item included in the local access line service.

      In July 1997, a federal court (the “Court”) responded to an appeal of the 1996 Payphone Order, finding that the FCC erred in (1) setting the default per-call rate at $0.35 without considering the differences in underlying costs between dial-around calls and local coin calls, (2) assessing the flat-rate compensation against only the carriers with annual toll-call revenues in excess of $100 million, and (3) allocating the assessment of the flat-rate compensation based on gross revenues rather than on a factor more directly related to the number of dial-around calls processed by the carrier. The Court also assigned error to other aspects of the 1996 Payphone Order concerning inmate payphones and the accounting treatment of payphones transferred by an RBOC to a separate affiliate.

      In response to the Court’s remand, the FCC issued its modified ruling implementing Section 276 (the “1997 Payphone Order”) in October of 1997. The FCC determined that distinct and severable costs of $0.066 were attributable to coin calls that did not apply to the costs incurred by the PSPs in providing access for dial-around calls. Accordingly, the FCC adjusted the per call rate during the second phase of interim compensation to $0.284 (which is $0.35 less $0.066). While the FCC tentatively concluded that the $0.284 default rate should be utilized in determining compensation during the first phase and reiterated that PSPs were entitled to compensation for each and every call during the first phase, it deferred a decision on the precise method of allocating the initial interim period (November 1996 through October 1997) flat-rate payment obligation among the IXCs and the number of calls to be used in determining the total amount of the payment obligation.

      On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC’s Memorandum and Order issued on April 3, 1998 left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from RBOC payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

      On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court’s decision.

      In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”), in which the FCC abandoned its efforts to derive a “market-based” default dial-around compensation rate and instead adopted a “cost-based” rate of $0.24 per dial-around call, which will be adjusted to $0.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order’s determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the “arbitrary and capricious” standard of review and found that the FCC’s rulings were lawful and sustainable under that standard. The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the “intermediate period”), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

      In a decision released January 31, 2002 (the “2002 Payphone Order”) the FCC partially addressed the remaining issues concerning the “true-up” required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

      On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the “Interim Order”), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically how flat rate monthly per-phone compensation owed to PSPs will be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provides that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to “schedule” payments over a reasonable period of time.

      The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company. Based upon currently available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation refunds from other carriers, excluding WorldCom. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. Subsequent to December 31, 2002, the Company received $4.9 million relating to the sale of a portion of the Company’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company’s policy on regulated rate actions, this revenue from dial-around compensation will be recognized in 2003, the period such revenue was received (see Note 20 to the accompanying consolidated financial statements).

      On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC’s existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the “fair compensation” requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

      Market forces and factors outside the Company’s control could significantly affect the Company’s dial-around compensation revenues. These factors include the following: (i) the final determination of the effect of the Interim Order on the Company, (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (iii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them.

  Effect of Federal Regulation of Local Coin and Dial-Around Calls

      Dial-Around Calls. Based on the FCC’s tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation, is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. Based upon the Company’s estimate of the liability to certain carriers under the Interim Order, the Company recorded an adjustment to reduce revenues from dial-around compensation by $3.8 million for the year ended December 31, 2002.

      The Company recorded dial-around compensation revenue, net of adjustments, of approximately $11.5 million for the year ended December 31, 2002; $19.1 million for the year ended December 31, 2001; and $22.9 million for the year ended December 31, 2000.

      The Company believes that it is legally entitled to fair compensation under the 1996 Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. While the amount of $0.24 per call ($0.238 after April 21, 2002) constitutes the current level of “fair” compensation, as determined by the FCC, certain carriers have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.238 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.238 per call, such determination could have a material adverse effect on the Company’s results of operations and financial position.

      Local Coin Call Rates. To ensure “fair compensation” for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain LECs and IPPs, including the Company, have increased rates for local coin calls. Initially, when the Company increased the local coin rate to $0.35, the Company experienced a large drop in call volume, which coincides with the Cellular “one-rate” plan introduction. When the Company subsequently raised its local coin rates to $0.50, it did not experience call volume declines at the same levels. The Company has experienced, and continues to experience, lower coin call volumes on its payphones resulting not only from increased local coin calling rates, but from the growth in wireless communication services, changes in call traffic and the geographic mix of the Company’s payphones, as well.

  Other Provisions of The 1996 Telecom Act and FCC Rules

      As a whole, the 1996 Telecom Act and FCC Rules significantly altered the competitive framework of the payphone industry. The Company believes that implementation of the 1996 Telecom Act has addressed certain historical inequities in the payphone marketplace and has, in part, led to a more equitable and competitive environment for all payphone providers. However, there remain several key areas of implementation of the 1996 Telecom Act yet to be fully and properly implemented such that the 1996 congressional mandate for widespread deployment of payphones is not being realized. This circumstance creates an uncertain environment in which the Company and the industry must operate. The Company has identified the following such uncertainties:

•	Various matters pending in several federal courts and raised before the Congress which, while not directly challenging Section 276, relate to the validity and constitutionality of the 1996 Telecom Act, as well as other uncertainties related to the impact, timing and implementation of the 1996 Telecom Act.

•	The 1996 Payphone Order required that LEC payphone operations be removed from the regulated rate base on April 15, 1997. The LECs were also required to make the access lines that are provided for their own payphones equally available to IPPs and to ensure that the cost to payphone providers for obtaining local lines and services met the FCC’s new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Proceedings are still pending in various stages and formats before the FCC and numerous state regulatory bodies across the nation to implement these provisions.

•	In the past, RBOCs were allegedly impaired in their ability to compete with the IPPs because they were not permitted to select the interLATA carrier to serve their payphones. Recent changes to the FCC Rules remove this restriction. Under the existing rules, the RBOCs are now permitted to participate with the Location Owner in selecting the carrier of interLATA services to their payphones, effective upon FCC approval of each RBOC’s Comparably Efficient Interconnection plans. Existing contracts between Location Owners and payphone or long-distance providers that were in effect as of February 8, 1996 were grandfathered and will remain in effect pursuant to their terms.

•	The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions still exist with respect to 0+ local and 0– call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

•	The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, but no widespread or effective actions have been taken to stem the tide of payphone removal around the nation. The FCC has pending various “universal service” proposals under consideration which may impact the Company, both positively and negatively.

  Billed Party Preference and Rate Disclosure

      On January 29, 1998, the FCC released its Second Report and Order on Reconsideration entitled In the Matter of Billed Party Preference for InterLATA 0+ Calls, Docket No. 92-77. Effective July 1, 1998, all carriers providing operator services were required to give consumers using payphones the option of receiving a rate quote before a call is connected when making a 0+ interstate call. The system appears to be functioning adequately to meet its designated goals.

  State and Local Regulation

      State regulatory authorities have been primarily responsible for regulating the rates, terms and conditions for intrastate payphone services. Regulatory approval to operate payphones in a state typically involves submission of a certification application and an agreement by the Company to comply with applicable rules, regulations and reporting requirements. The states and the District of Columbia have adopted a variety of state-specific regulations that govern rates charged for coin and non-coin calls, as well as a broad range of technical and operational requirements. The 1996 Telecom Act contains provisions that require all states to allow payphone competition on fair terms for both LECs and IPPs. State authorities also in most cases regulate LEC tariffs for interconnection of independent payphones, as well as the LECs’ own payphone operations and practices.

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

      In accordance with requirements under the 1996 Telecom Act, state regulatory authorities are currently reviewing the rates that LECs charge IPPs for local line access and associated services. Local line access charges have been reduced in certain states, and the Company believes that selected states’ continuing review of local line access charges, coupled with competition for local line access service resulting from implementation of the 1996 Telecom Act, may lead to more options available to the Company for local line access at competitive rates. The Company cannot provide assurance, however, that such options or local line access rates will become available in all states.

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

Major Customers

      No individual customer accounted for more than 10% of the Company’s consolidated revenues in 2002, 2001 or 2000.

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

      The Company competes with long-distance carriers that provide dial-around services which can be accessed through the Company’s payphones. Certain national long-distance operator service providers and prepaid calling card providers have implemented extensive advertising promotions and distribution schemes which have increased dial-around activity on payphones owned by LECs and IPPs, including the Company, thereby reducing traffic to the Company’s primary providers of long-distance service.

Employees

      As of December 31, 2002, the Company had 489 full-time employees, none of whom is the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.     PROPERTIES

      The Company leases approximately 31,919 square feet of space in Cleveland, Ohio for executive office space and a 18,500 square foot facility in Tampa, Florida for the assembly and repair of payphones (see Note 5 to the consolidated financial statements for exit and disposal activities).

      The Company also leases space for its 36 division offices for payphone operations in various geographic locations across the country.

ITEM 3.     LEGAL PROCEEDINGS

      In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company’s affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World’s trade secrets. The matter proceeded to trial, during which the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties’ agreement, the Company agreed to pay Cellular World a total of $1.5 million. Due to the Company’s subsequent default under the settlement agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties’ negotiations, on April 12, 2001, Cellular World obtained a judgment in the amount of $750,000 plus interest in accordance with the settlement agreement. On or about June 11, 2001, the parties agreed to a payment schedule, and, on or about October 15, 2001, the Company fully satisfied the judgment.

      In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in a Maricopa County, Arizona Superior Court by CSK Auto, Inc. (“CSK”). The suit alleged that the Company breached a location agreement between the parties. CSK’s complaint alleges damages in excess of $5 million. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter of 2002.

      On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively “Defendants”), claiming a violation of the 1996 Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants’ wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company’s 1996 Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the case.

      In February 2001, Picus Communications, LLC (“Picus”), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company was required to and has paid Picus $79,500, (iii) the Company will pay Picus an additional $150,000 no later than May 15, 2003, but potentially earlier, depending upon the receipt of first quarter 2001 dial-around compensation attributable to the Picus lines; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement.

      On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et al, brought in the district court for Cameron County, Texas. Plaintiffs claim that defendants were negligent and such negligence proximately caused the death of Thomas Sanchez. The matter fell within the parameters of its insurance coverage, therefore, Davel’s insurance carrier maintained responsibility for the defense and associated costs related to this matter. On or about October 25, 2002 the matter was settled within the limits of the Company’s liability insurance coverage.

      On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc. DavelTel, Inc. and Peoples Telephone Company, DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, the matter is in its initial states. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

      On June 12, 2002, the Company settled outstanding litigation with Sprint Corporation related to certain telephone line charges. The settlement provides for a cash payment to the Company of $578,000. This amount has been received and recorded in the accompanying financial statements as a reduction of telephone charges in the second quarter of 2002.

      The Company is also a party to a contract with Sprint Communications Company, L.P. (“Sprint”) that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company in the form of a monthly commission payment, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company identified certain discrepancies between its calculations and the underlying call data information provided directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with notification of its objections to the underlying data, and upon further investigation, has discovered numerous operational deficiencies in Sprint’s provision of operator services that have resulted in a loss of revenue to the Company, thus negatively impacting the Company’s performance relating to the gross annual operator service revenue requirement set forth in the contract. Furthermore, the Company advised Sprint that its analysis indicated that not only had it complied with the provisions of the gross annual operator service revenue requirement it also believed that Sprint had underpaid commissions to the Company during the same time period. The Company notified Sprint of the details surrounding the operational deficiencies and advised that its failure to correct such operational deficiencies would result in a material breach of the contract.

      Notwithstanding the Company’s objections, Sprint advised the Company, based upon its calculation of the Company’s performance in connection with the gross annual operator services revenue requirement, it would retroactively reduce the percentage of commission paid to the Company in connection with the contract for the twelve-month period ended June 30, 2002. Sprint withheld $418,000 from the commission due and owing the Company in the month of September 2002 and failed to address the operational deficiencies discovered by the Company. As a result of these actions, during the month of October 2002, the Company advised Sprint that the contract was terminated due to Sprint’s continuing and uncured breaches and the Company shifted its traffic to an alternative operator service provider. In response, Sprint withheld $380,170 from the commissions due and owing the Company in the month of October 2002. Thereafter, the Company made a demand for any and all amounts due it under the terms of the contract. In response, Sprint has asserted its claim for payment of approximately $5.9 million representing the amount it had calculated as owing under the gross annual operator services revenue requirement for the twelve-month period ended June 30, 2002.

      The parties are continuing to attempt to negotiate a mutually agreeable resolution to this matter. While the Company believes that its objections to Sprint’s calculation of the gross annual operator service revenue requirement are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

      The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 11, 2002, the Company held its 2002 Annual Meeting of Stockholders at the Company’s former headquarters in Tampa, Florida. At the Annual Meeting, stockholders:

(i) approved the transactions contemplated by a reorganization and merger agreement with PhoneTel, and related agreements under which (a) indebtedness of Davel in an aggregate amount, including accrued interest, of approximately $218.8 million (plus interest accrued after June 30, 2002) was exchanged for 380,612,730 shares of Davel common stock; (b) indebtedness of PhoneTel in an aggregate amount, including accrued interest and fees, of approximately $33.2 million (plus interest accrued after June 30, 2002) was exchanged for 112,246,511 shares of PhoneTel common stock; and (b) a wholly owned subsidiary of Davel was merged with and into PhoneTel, with each share of PhoneTel common stock (including the shares issued in exchange for PhoneTel indebtedness) being converted into the right to receive 1.8233 shares of Davel common stock and PhoneTel surviving as a wholly owned indirect subsidiary of Davel;

(ii) approved the amendment of Davel’s certificate of incorporation to increase the number of authorized shares of Davel common stock from 50 million to 1 billion; and

(iii) elected the nominated slate of directors to serve until the earlier of the effective time of the transactions or the expiration of their terms.

      It was the intention of the persons named in the form of proxy accompanying the Company’s 2002 Proxy Statement to vote the shares represented by any completed proxies in favor of each of the proposals.

      The following votes were tabulated at the 2002 Annual Meeting with respect to each proposal:

			Votes Against	Abstentions/
		Votes For	or Withheld	Broker Non-Votes

1.	Approval of the Merger Agreement and Related Agreements	6,358,842	4,795,277	15,321
2.	Amendment of the Davel Charter	9,892,807	1,255,906	15,727
3.	Election of Directors
	R. A. Gross	10,169,139	161,104	52,476
	D. R. Hill	10,169,034	161,209	52,581
	R. D. Hill	10,169,034	161,209	52,581
	D. Liebentritt	10,221,165	109,078	450
	W. C. Pate	10,221,415	108,028	200
	T. C. Rammelkamp	10,219,739	110,504	1,876

      The above directors who were elected at the Company’s Annual Meeting of Stockholders served in that capacity through July 24, 2002, the effective time of the transactions. Such directors were replaced by the slate of directors designated in the Company’s 2002 Proxy Statement that were appointed to serve as directors upon approval of the Merger Agreement and Related Agreements.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Market Information. Davel Common Stock trades on the NASDAQ over-the-counter bulletin board under the symbol ‘DAVL.OB’. The following table sets forth, for the periods indicated, the high and low closing prices of Davel Common Stock on the NASDAQ National Market System, or bulletin board system, from January 1, 2001 through December 31, 2002.

	High	Low

2001
First Quarter	$0.06	$0.03
Second Quarter	0.23	0.03
Third Quarter	0.09	0.04
Fourth Quarter	0.05	0.01
2002
First Quarter	$0.05	$0.02
Second Quarter	0.04	0.02
Third Quarter	0.05	0.03
Fourth Quarter	0.04	0.01

      As of March 21, 2003, there were approximately 1,579 holders of record of the Common Stock, not including stockholders whose shares were held in “nominee” or “street” name. The closing sale price of the Company’s Common Stock on March 21, 2003 was $0.01 per share.

      Dividends. The Company did not pay any dividends on its Common Stock during 2002 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company’s Board of Directors to retain cash to repay indebtedness and to finance the growth and development of the Company’s business. The payment of dividends is effectively prohibited by the Company’s Senior Credit Facility and Junior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company’s Board of Directors based on the conditions then existing, including the Company’s financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

      Recent Sales of Unregistered Securities. In the year ended December 31, 2002, the Company did not sell any securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

      The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.

	Year Ended December 31
	(In thousands except per share amounts)

	2002(3)	2001	2000	1999	1998(1)(2)

Statement of Operations Data:
Revenue	$76,952	$90,618	$126,271	$175,846	$194,818
Expenses	93,385	106,620	210,613	232,935	220,600

Operating income (loss)	(16,433)	(16,002)	(84,342)	(57,089)	(25,782)
Interest and other expense, net	(12,793)	(27,412)	(27,138)	(23,412)	(23,881)
Income taxes	—	—	—	1,755	—
Gain (loss) from extinguishment of debt(4)	180,977	—	—	—	(17,856)

Income (loss) from continuing operations	151,751	(43,414)	(111,480)	(78,746)	(67,519)
Gain (loss) from discontinued operations	—	—	—	—	607

Net income (loss)	$151,751	$(43,414)	$(111,480)	$(78,746)	$(66,912)

Basic and diluted income (loss) per share:
Continuing operations	$0.56	$(3.89)	$(10.02)	$(7.40)	$(7.66)
Gain from discontinued operations	—	—	—	—	0.07

Net income (loss)	$0.55	$(3.89)	$(10.02)	$(7.40)	$(7.59)

Weighted average common shares outstanding	272,598	11,169	11,126	10,660	9,029
Balance Sheet Data:
Total assets	$106,616	$68,325	$93,187	$180,761	$273,018
Current maturities of long-term debt and obligations under capital leases	11,449	237,726	239,083	21,535	11,525
Long-term debt and obligations under capital leases, less current maturities	118,229	308	839	206,509	225,451
Shareholders’ equity (deficit)	(56,310)	(229,813)	(186,392)	(75,079)	1,649

(1)	On December 23, 1998, the Company consummated its merger with Peoples Telephone Company, Inc., which was accounted for as a pooling-of-interests. Accordingly, all financial data has been restated to reflect the combined operations of Davel and Peoples for 1998.

(2)	The year ended December 31, 1998 includes the results of Communications Central, Inc. (“CCI”) from the date of the CCI acquisition, February 3, 1998.

(3)	The year ended December 31, 2002 includes the results of PhoneTel Technologies, Inc. from the date of the PhoneTel acquisition, July 24, 2002.

(4)	As required by SFAS No. 145, the Company has reclassified the gain on extinguishment of debt that was previously reported as an extraordinary item in 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere herein.

      Certain of the statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

Debt Restructuring and PhoneTel Acquisition

      On July 24, 2002 (the “closing date”), the Company restructured its long-term debt by completing the debt-for-equity exchange described below. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. (“PhoneTel”) completed a merger transaction (the “PhoneTel Merger”), which has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

      On the closing date, the existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel’s junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance, excluding fees, of $100.0 million (the “Junior Credit Facility”) due December 31, 2005 (the “maturity date”).

      Davel has accounted for its debt-for-equity exchange as a troubled debt restructuring. Accordingly, the Company has recognized a gain on extinguishment of the old debt based upon the difference between the carrying value of its old credit facility and the amount of the equity interest and new debt, including interest, issued by Davel to its lenders. The gain on debt extinguishment of $181.0 million is included in other income (expense) in the accompanying consolidated statements of operations. For accounting and reporting purposes, with respect to Davel’s portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date. In addition, the remaining amounts payable with respect to the PhoneTel portion have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%.

      On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares (including those issued to the PhoneTel lenders in the PhoneTel debt exchange) with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the acquisition. In addition 1,077,024 warrants and 339,000 options of PhoneTel were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price.

      Following the exchange and the merger, the creditors of the Company in the aggregate own 90.81% of the common stock of the Company on a fully diluted basis.

General

      During 2002, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

      Non-coin calls include credit card, calling card, collect, and third party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

      The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional “toll free” call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the Federal Communications Commission mandated dial-around compensation rate in effect. This is commonly referred to as “dial-around” access. See “Business — Regulation.”

      The principal costs related to the ongoing operation of the Company’s payphones include telephone charges, commissions, service, maintenance and network costs. Telephone charges consist of payments made by the Company to LECs and long distance carriers for line charges and use of their networks. Commission expense represents payments to Location Owners. Service, maintenance and network costs represent the cost of servicing and maintaining the payphones on an ongoing basis.

Regulatory Impact on Revenue

     Local Coin Rates

      In ensuring “fair compensation” for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC’s authority to deregulate local coin call rates. In accordance with the FCC’s ruling and the court order, certain LECs and IPPs, including the Company, increased rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. In line with the industry standard, substantially all of the Company’s payphones now charge $0.50 per local coin call. In 2002 and 2001, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, growth in wireless communication services and changes in call traffic and the geographic mix of the Company’s payphones.

     Dial-Around Compensation

      On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the “1996 Payphone Order”), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the “Court”) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers (IXCs) would be required to compensate payphone service providers (“PSP“s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC’s 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

      In accordance with the Court’s mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the “1997 Payphone Order”). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC’s 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 – $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC’s tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 related to reduced dial-around compensation is approximately $3.3 million.

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

      On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court’s decision.

      In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”), in which the FCC abandoned its efforts to derive a “market-based” default dial-around compensation rate and instead adopted a “cost-based” rate of $0.24 per dial-around call, which will be adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order’s determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the “arbitrary and capricious” standard of review, and found that the FCC’s rulings were lawful and sustainable under that standard. The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the “intermediate period”), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

      In a decision released January 31, 2002 (the “2002 Payphone Order”) the FCC partially addressed the remaining issues concerning the “true-up” required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period.

In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

      On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the “Interim Order”), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically how flat rate monthly per-phone compensation owed to PSPs will be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provides that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to “schedule” payments over a reasonable period of time.

      The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company. Based upon currently available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation refunds from other carriers, excluding WorldCom. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. Subsequent to December 31, 2002, the Company received $4.9 million relating to the sale of a portion of the Company’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company’s policy on regulated rate actions, this revenue from dial-around compensation will be recognized in 2003, the period such revenue was received (see Note 20 to the accompanying consolidated financial statements).

      On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC’s existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the “fair compensation” requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

      Market forces and factors outside the Company’s control could significantly affect the Company’s dial-around compensation revenues. These factors include the following: (i) the final resolution by the FCC of the “true up” of the initial interim period flat-rate and “per call” assessment periods, (ii) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (iii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them.

     RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain information from the Company’s Consolidated Statements of Operations, included elsewhere in this Annual Report on Form 10-K, expressed as a percentage of total revenues.

	Years Ended December 31

	2002	2001	2000

REVENUES:
Coin calls	74.0%	68.1%	65.1%
Non-coin calls	26.0	31.9	34.9

Total revenues	100.0	100.0	100.0

COSTS AND EXPENSES:
Telephone charges	25.2	32.6	30.3
Commissions	20.5	24.5	27.4
Service, maintenance and network costs	29.9	26.0	27.4
Depreciation and amortization	26.5	21.2	25.3
Selling, general and administrative	15.5	13.4	17.5
Impairment charges and non-recurring items	—	—	38.8
Exit and disposal activities	3.8	—	—

Total operating costs and expenses	121.4	117.7	166.7

Operating income (loss)	(21.4)%	(17.7)%	(66.7)%

      The Company’s reported results of operations can be affected by the use of estimates and the Company’s critical accounting policies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company’s accounts receivable and payphone location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

      Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call. The FCC has the authority pursuant to the Telecommunications Act of 1996 to affect rates related to revenue from dial-around compensation, including retroactive rate adjustments and refunds. (See above discussion of “Regulatory Impact on Revenue — Dial-around Compensation”). Rate adjustments arising from FCC rate actions that require refunds to interexchange or other carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by interexchange or other carriers are recorded when received.

      Under the Company’s accounting policy relating to asset impairment, the Company periodically evaluates potential impairment of long-lived assets based upon the cash flows derived from each of the Company’s operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows expected to be generated by the Company’s asset groups (including any salvage values) are less than the related assets’ carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets’ carrying value. No impairment was incurred in 2002 and 2001. The Company incurred asset impairment losses and other nonrecurring charges relating to its payphones, location contracts and goodwill of $49.0 million in 2000 as described below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      On July 24, 2002, the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenues and expenses associated with these phones for the period of July 24 to December 31, 2002 are included in the results of operations for the year ended December 31, 2002. Offsetting these revenue and expense increases in the latter part of 2002 is the reduction in revenues and expenses resulting from the impact of the Company’s ongoing program to remove unprofitable phones and the effects of implementing the PhoneTel Merger servicing agreement. The servicing agreement, which was implemented in the third quarter of 2001 in anticipation of the PhoneTel Merger, was designed to commence cost savings prior to the merger by combining field service operations on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes.

      The Company operated approximately 14,000 more phones on December 31, 2002 than on December 31, 2001, net of the phones acquired in the PhoneTel Merger and the program to remove unprofitable phones. The Company’s had approximately 69,000 phones in service on December 31, 2002 and approximately 55,000 phones in service on December 31, 2001. However, the average number of phones in service for the years ended December 31, 2002 and 2001 was approximately 62,000 for both the years due to the 2001 reduction in phones resulting from the Company’s ongoing program to remove low revenue phones.

      Total revenues decreased approximately $13.6 million, or 15.1%, from approximately $90.6 million in the year ended December 31, 2001 to approximately $77.0 million in the year ended December 31, 2002. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services, and changes in call traffic. This decrease was also due to the dial-around compensation adjustment described below.

      Coin call revenues decreased approximately $4.7 million, or 7.7%, from approximately $61.7 million in the year ended December 31, 2001 to approximately $57.0 million in the year ended December 31, 2002. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company’s payphones due to increased competition from wireless and other public communication services and the impact of increasing the coin call rate from $0.35 to $0.50 beginning November 2001. The decrease in call volume was partially offset by the increase in the coin call rate.

      Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $5.2 million, or 17.8%, from approximately $29.0 million in the year ended December 31, 2001 to approximately $23.8 million in the year ended December 31, 2002. This decrease was primarily attributable to lower call volumes on the Company’s payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $3.8 million, from approximately $19.1 million in the year ended December 31, 2001 to approximately $15.3 million in the year ended December 31, 2002. The dial-around decrease is primarily attributable to reductions in the number of dial-around calls due to competition from wireless communication services and the continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process. The decrease in dial-around revenue is also due to a $0.9 million reduction relating to the WorldCom bankruptcy filing in July 2002. Long-distance revenues decreased approximately $2.5 million, from approximately $9.8 million in the year ended December 31, 2001 to approximately $7.3 million in the year ended December 31, 2002 due to lower call volumes for the reasons stated above. Operator services are provided by third parties that pay Davel a commission on their gross billings. Non-coin call revenues also includes other revenue, which increased approximately $1.1 million from approximately $0.1 million in the year ended December 31, 2001 to approximately $1.2 million in the year ended December 31, 2002. This increase relates primarily to telephone installation and repair services provided to a related party.

      In 2002, the Company recorded a $3.8 million dial-around compensation adjustment for estimated overpayments by certain IXCs that were received by the Company in prior years. Although the Company estimates that it is entitled to receive in excess of $15.0 million relating to underpayments made by other carriers, there can be no assurance that the Company will be able to collect these amounts from those carriers.

Any such refunds will be recognized as revenue in the period such revenues are received. See “Regulatory Impact on Revenue — Dial-around Compensation” above.

      Telephone charges decreased approximately $6.4 million, or 22.7%, from approximately $29.6 million in the year ended December 31, 2001 to approximately $23.2 million in the year ended December 31, 2002. The decrease is due lower line charges resulting from the use of competitive local exchange carriers (“CLECs”), regulatory changes resulting in lower rates charged by LECs, and other management actions to attain lower rates. Telephone charges in 2002 were also impacted by refunds totaling $3.1 million received from BellSouth for prior period charges pursuant to a recently adopted “New Service Test” in Tennessee, $3.8 million of “New Services Test” refunds in North Carolina and Maryland, other LEC refunds from prior periods resulting from regulatory rulings of $0.8 million, and a favorable adjustment related to a litigation settlement of $0.8 million. LEC refunds received as a result of regulatory rulings in 2001 totaled $2.4 million. A $1.3 million charge in 2002 and a $0.7 million charge in 2001 associated with the settlement of a dispute with MCI partially offset these savings.

      The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

      Commissions decreased approximately $6.4 million, or 28.9%, from approximately $22.2 million in the year ended December 31, 2001 to approximately $15.8 million in the year ended December 31, 2002. The decrease was primarily attributable to lower commissionable revenues and management actions to re-negotiate contracts with lower rates upon renewal. Commissions for the year ended December 31, 2002 were also favorably impacted by lower commission rates relating to PhoneTel location contracts and favorable adjustments of $0.6 million resulting from contract terminations. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

      Service, maintenance and network costs decreased approximately $0.5 million, or 2.2%, from approximately $23.5 million in the year ended December 31, 2001 to approximately $23.0 million in the year ended December 31, 2002. The decrease was primarily attributable to the additional payphones and related expenses resulting from the PhoneTel Merger offset by the effects of savings generated from rationalization of field offices, increased geographic and route density of the payphones, and the Company’s ability to improve efficiency on servicing the Company’s payphones. Decreases in network billing costs (primarily payphone polling costs) of $0.9 million and district office expenses of $0.4 million were offset by an increase in vehicle insurance expense of $1.1 million. Net decreases of $0.3 million in a variety of other expense items comprised the remaining changes.

      Depreciation and amortization expenses increased $1.2 million, or 6.2%, from $19.2 million in the year ended December 31, 2001 to $20.4 million in the year ended December 31, 2002. The increase in expense is primarily a result of depreciation and amortization of the assets acquired in the PhoneTel Merger offset by lower depreciation and amortization due to the program to remove unprofitable payphones and, to a lesser extent, the write-off of assets upon relocation of the Company’s former headquarters from Tampa, Florida to Cleveland, Ohio following the PhoneTel Merger.

      Selling, general and administrative expenses decreased approximately $0.1 million, or 1.3%, from approximately $12.1 million in the year ended December 31, 2001 to approximately $12.0 million in the year ended December 31, 2002. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $1.0 million, which occurred as a result of continued reductions in headcount in light of the lower number of payphones in service and a decrease in professional fees of approximately $1.2 million. These decreases were offset by an increase in insurance (primarily directors and officers and general liability insurance) of $1.0 million and a $0.5 million charge relating to the settlement of a lawsuit. A variety of other expense items provided a net increase in selling, general and administrative expenses of $0.6 million compared to last year.

      In connection with the PhoneTel Merger, the Company relocated it corporate headquarters from Tampa, Florida to Cleveland, Ohio and incurred a loss of approximately $2.9 million relating to exit and disposal activities. In September 2002, the Company terminated its headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements, and incurred severance costs related to the termination of certain employees. All exit activities relating to the Company’s former headquarters were completed prior to December 31, 2002. No comparable expense was incurred in the year ended December 31, 2001.

      Interest expense in the year ended December 31, 2002 decreased approximately $14.6 million, or 52.9%, from approximately $27.7 million in the year ended December 31, 2001 to approximately $13.0 million in the year ended December 31, 2002. This decrease is primarily due to the reduction in indebtedness resulting from the debt restructuring described above (see “Debt Restructuring and PhoneTel Acquisition” and “Liquidity and Capital Resources”). In addition, no interest is recognized on the Davel portion of the Company’s Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in 2002 resulting from the extinguishment of the Company’s Old Credit Facility.

      Other income decreased approximately $16,000 to $244,000 in the year ended December 31, 2002 from $260,000 in the year ended December 31, 2001.

      For the year ended December 31, 2002, net income of $151.8 million was $195.2 greater than the net loss of $43.4 million for the year ended December 31, 2001, primarily due to the $181.0 million gain on debt extinguishment discussed above. Excluding the gain on debt extinguishment and $2.9 million of exit and disposal activity costs, the Company’s net loss would have been $26.3 million in the year ended December 31, 2002, a reduction of $17.1 million from the net loss of $43.4 million in the prior year. This decrease in net loss occurred because efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Total revenues decreased approximately $35.7 million, or 28.2%, from approximately $126.3 million in the year ended December 31, 2000 to approximately $90.6 million in the year ended December 31, 2001. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless and other public communication services, and changes in call traffic.

      Coin call revenues decreased approximately $20.5 million, or 25.0%, from approximately $82.2 million in the year ended December 31, 2000 to approximately $61.7 million in the year ended December 31, 2001. The decrease in coin call revenues was primarily attributable to an ongoing strategy to remove unprofitable payphones as well as lower call volumes on the Company’s payphones due to increased competition from wireless and other public communication services. The number of payphones in service declined from approximately 67,000 at the beginning of 2001 to approximately 55,000 at December 31, 2001.

      Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $15.1 million, or 34.3%, from approximately $44.1 million in the year ended December 31, 2000 to approximately $29.0 million in the year ended December 31, 2001. This decrease was primarily attributable to the removal of unprofitable phone locations, lower call volumes on the Company’s payphones resulting from the growth in wireless communication services, and changes in call traffic. Dial-around revenue decreased approximately $3.8 million, from approximately $22.9 million in the year ended December 31, 2000 to approximately $19.1 million in the year ended December 31, 2001. The dial-around decrease is primarily attributable to the removal of approximately 13,500 unprofitable payphones for the calendar year 2001 and continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process. Long-distance revenues decreased approximately $10.1 million, from approximately $19.9 million in the year ended December 31, 2000 to approximately $9.8 million in the year ended December 31, 2001. Operator services are provided by third parties which pay Davel a commission on their gross billings. Non-coin call revenues also includes other revenue, which decreased approximately $1.2 million, or 92.4%, from approximately $1.3 million in the year ended December 31, 2000 to approxi-

mately $0.1 million in the year ended December 31, 2001. Non-carrier service revenues from Sprint declined $1.4 million due to the conclusion of a designated one-time program in the second quarter of 2000.

      Telephone charges decreased approximately $8.7 million, or 22.8%, from approximately $38.3 million in the year ended December 31, 2000 to approximately $29.6 million in the year ended December 31, 2001. The decrease is primarily due to the removal of approximately 13,500 phones, regulatory changes resulting in lower rates charged by the LECs, and management actions to attain lower rates. Telephone charges would have been impacted by refunds totaling $3.1 million received from BellSouth for prior period charges pursuant to a recently adopted “New Service Test” in Tennessee. However, the Company did not recognized the refunds in its Statement of Operations until 2002 due to the pending court ruling on BellSouth’s appeal. In addition, the Company was the recipient of $2.4 million of refunds from several other LECs, which are the result of favorable regulatory rulings, partially offsetting normal operational telephone charges for the period. A $0.7 million charge associated with the settlement of a dispute with MCI partially offset these savings.

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

      Service, maintenance and network costs decreased approximately $11.0 million, or 31.9%, from approximately $34.5 million in the year ended December 31, 2000 to approximately $23.5 million in the year ended December 31, 2001. The decrease was primarily attributable to reductions in headcount and wage related costs of approximately $5.8 million generated from rationalization of field offices, increased geographic and route density of the payphones, and the Company’s ability to improve efficiency on servicing the Company’s payphones. Reductions in service and collection expenses of approximately $1.6 million, vehicle servicing expenses of approximately $1.1 million, and field office expenses of approximately $0.8 million occurred as a result of lower phone count and field office reorganizations. Network access savings of $2.6 million were partially offset by a $0.5 million network expense increase associated with the settlement of a dispute with MCI. Net increases of $0.4 million in a variety of other expense items comprised the remaining changes.

      In the third quarter of 2001, prior to the PhoneTel Merger in 2002, the Company began implementing the PhoneTel servicing agreement initiatives with regard to service, maintenance, and network services. This resulted in the termination of 55 employees, including skilled service technicians and field office support staff, late in the third quarter. The Company did not experience material savings from this initiative in the third quarter of 2001, due to the timing of employee terminations and the payment of severance pay; however, savings of approximately $0.5 million were experienced in the fourth quarter and for the year in total.

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

      Selling, general and administrative expenses decreased approximately $10.1 million, or 45.3%, from approximately $22.2 million in the year ended December 31, 2000 to approximately $12.1 million in the year ended December 31, 2001. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $3.3 million, which occurred as a result of continued reductions in headcount in light of the lower number of payphones in service. In addition, there were decreases in professional fees of $2.4 million, travel expenses of $0.4 million, association and regulatory compliance expenses of $0.4 million, property taxes of $0.2 million, $0.9 million in maintenance expense for a computer system which was replaced, and bad debts of $1.7 million. A variety of other expense items provided a net reduction of $0.8 million as compared to last year.

      Interest expense in the year ended December 31, 2001 increased approximately $0.3 million, or 0.9%, from approximately $27.4 million in the year ended December 31, 2000 to approximately $27.7 million in the year ended December 31, 2001. This increase is attributable to slightly higher average borrowing levels related to the Company’s Old Credit Facility. See “Liquidity and Capital Resources.” Other income decreased approximately $22,000 to $260,000 in the year ended December 31, 2001 from $282,000 in the year ended December 31, 2000.

      The Company did not recognize non-recurring charges in the year ending December 31, 2001 compared to recognizing non-recurring charges of approximately $49.0 million for the year ending December 31, 2000. See “Notes to Consolidated Financial Statements, No. 3 – Summary of Significant Accounting Policies – Impairment of Long Lived Assets”. The charges incurred in the year ended December 31, 2000 reflected adjustments to the value of installed telephones ($13.9 million) and uninstalled telephones ($13.5 million), a write-down of location contracts related to removed of unprofitable telephones ($10.2 million), non-recurring items ($7.0 million) and a write-down of goodwill related to the prior purchases of payphone assets ($4.4 million).

      Excluding the asset impairment and other non-recurring charges of $49.0 million in 2000, the net loss decreased approximately $19.1 million, or 30.6%, from approximately $62.5 million in the year ended December 31, 2000 to approximately $43.4 million in the year ended December 31, 2001. This decrease in loss occurred because efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

Liquidity and Capital Resources

     Cash Flows

      Historically, the Company’s primary sources of liquidity have been cash from operations and borrowings under various credit facilities. The Company’s revenues and net income from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable payphones, and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company’s results depending on the region of the country where the payphones are located. Payphones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the years, while the Company’s payphones throughout the midwestern and eastern United States produce their highest call volumes during the second and third quarters.

      Although the Company had net income of approximately $151.8 million during the year ended December 31, 2002, operating activities used $0.5 million of net cash primarily due to the $181.0 gain on debt extinguishment and other non-cash items that enter into the determination of net income. Net cash used in operating activities of $0.5 million in 2002 was $2.8 million lower than the $2.3 million of cash generated by operating activities in 2001. The net cash used in operating activities in 2002 resulted from the fact that the Company reduced its accounts payable and other accrued expenses (excluding interest and current liabilities assumed in the PhoneTel Merger) by approximately $3.1 million and increased its accounts receivable and other current assets by approximately $2.8 million.

      Subsequent to December 31, 2002, the Company received $3.8 million of refunds of prior period telephone charges pursuant to the recently adopted “New Services Test” in Maryland and North Carolina. The Company also received $4.9 million relating to the sale of a portion of the Company’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.0 million was used to pay a portion of the Company’s Senior Credit Facility and $1.0 million, which is currently being held in escrow under the terms of the Senior Credit Facility, will be used to fund new business initiatives. These amounts received after December 31, 2002 are expected to have a favorable impact on cash flow from operations in 2003.

      Capital expenditures for 2002 were $0.4 million compared to $0.5 million for 2001. These capital expenditures were primarily used to purchase payphone parts, computers and software equipment. The Company also made payments to location owners to obtain new favorable locations for its payphones, and paid acquisition costs of $0.6 million in 2002. During 2002, the Company also received $2.8 million of cash, net of PhoneTel’s acquisition expenses, that was held by PhoneTel at the date of acquisition.

      In 2002, the Company received proceeds of $5.0 million from borrowings under the Company’s Senior Credit Facility that was used to pay certain accounts payable and to fund acquisition costs related to the PhoneTel Merger. The Company also made principal payments of $3.8 million and $0.5 million on its long-term debt and capital lease obligations, respectively, during 2002. Such payments totaled $1.9 million in 2001, and included $1.1 million of principal payments for the Company’s Old Credit Facility.

      The Company’s principal sources of liquidity come from cash flow generated from operating activities. The Company’s principal uses of liquidity are to provide working capital and, to the extent available, to meet debt service requirements. At December 31, 2002, the Company had utilized all of its available borrowing capacity. There can be no assurance that the Company’s current sources of liquidity will be adequate to meet its liquidity needs in the future.

  Senior Credit Facility

      Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the “Senior Lenders”) entered into a credit agreement (the “Senior Credit Facility”) with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see “Debt Restructuring and PhoneTel Acquisition”). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

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

      The Senior Credit Facility is secured by substantially all assets of the Company. Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing junior lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility, the senior security interests of the Senior Lenders will terminate and the junior lenders will, once again, hold first priority security interests in the Company collateral.

      On May 14 and July 23, 2002, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. From August 31, 2002 through January 31, 2003, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Senior Credit Agreement. In addition, the Company did not pay the $833,333 principal payment that was due on December 31, 2002 until January 28, 2003 and was not in compliance with the financial covenant that limits the amount of cash expenses the Company is permitted to pay during January 2003. In March 2003, the Company also made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim due from WorldCom, which includes a $2.2 million prepayment of such debt, as required under the Senior Credit Facility. The Company was also required to deposit approximately $1.0 million in escrow with the Senior Lenders to be used for new business initiatives planned by the Company. The Company has obtained waivers from its Senior Lenders which waive all defaults, including a waiver from the Company’s Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

  Junior Credit Facility

      On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $100.0 million due December 31, 2005 (the “maturity date”) consists of: (i) a $50.0 million cash-pay term loan (“Term Note A”) with interest payable in kind through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $50.0 million payment-in-kind term loan (the “PIK term loan” or “Term Note B”) to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

      As discussed in above, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain on debt extinguishment relating to its Old Credit Facility. For accounting and reporting purposes, with respect to Davel’s portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date. In addition, the remaining amounts payable with respect to the PhoneTel portion have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%.

      The Junior Credit Agreement is secured by substantially all assets of the Company and is subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Foothill Capital Corporation, as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals. The Junior Credit Agreement also has a cross default provision that results in a default if the Company is in default under its Senior Credit Facility.

      As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003, the Company executed an amendment to its Junior Credit Facility (the “Amendment”) that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waives all defaults through the date of the amendment. It also amends the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the anticipated early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payment due after December 31, 2003 are not affected by the Amendment.

  Old Credit Facility

      In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility (“Old Credit Facility”) with Bank of America, formerly known as NationsBank, N.A. (the original “Administrative Agent”), and the other lenders named therein. Effective March 23, 2001, PNC Bank, National Association became the Administrative Agent. The Old Credit Facility originally provided for borrowings by the Company’s wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

      Indebtedness of the Company under the Old Credit Facility was secured by substantially all of its and its subsidiaries’ assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts, and all other goods and rights of every kind and description and was guaranteed by the Company and all of its subsidiaries.

      The Company’s borrowings under the original Old Credit Facility bore interest at a floating rate and could be maintained as Base Rate Loans (as defined in the Old Credit Facility, as amended) or, at the Company’s option, as Eurodollar Loans (as defined in the Old Credit Facility, as amended). Base Rate Loans bore interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bore interest at the Eurodollar Rate (as defined in the Old Credit Facility, as amended).

      The Old Credit Facility required the Company to meet certain financial tests and contained certain covenants that, among other things, limited the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

      The Old Credit Facility was amended from time to time to amend or waive compliance with certain financial covenants, to impose additional restrictions or reporting requirements on the Company, to waive or modify scheduled principal or interest payments, and to extend the maturity date of the loan. Effective as of February 19, 2002, the Company and its lenders entered into a Seventh Amendment to Credit Agreement and Consent and Waiver (the “Seventh Amendment”). The Seventh Amendment waived the payment defaults arising out of the Company’s failure to make scheduled principal payments on July 15, 2001, October 15, 2001 and January 11, 2002, effective as of the dates such payments were due. In addition, the Seventh Amendment waived the covenant violations arising out of the Company’s failure to comply with its minimum cumulative EBITDA covenant from May to December 2001, effective as of the dates of such violations, and provided the Lenders’ consent to the Senior Credit Facility and the transactions contemplated by the PhoneTel Merger, including the debt-for-equity exchange. On July 24, 2002, the Old Credit Facility was restructured in connection with the debt-for-equity exchange and Junior Credit Facility described above.

  Financial Condition

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002, the Company has incurred losses of approximately $29.2 million, $43.4 million and $111.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company’s revenue of certain regulatory changes. In addition, as of December 31, 2002, the Company had a working capital deficit of $17.8 million and its liabilities exceeded it assets by $56.3 million.

      Further, as discussed above, the Company was not in compliance with certain financial covenants included in the Senior Credit Facility and Junior Credit Facility in the third and fourth quarters of 2002. In addition, the Company did not pay a $833,333 principal payment that was due on its Senior Credit Facility on December 31, 2002; such violation was cured by payment on January 28, 2003 from the proceeds of certain regulatory receipts and an additional prepayment of $2.2 million was made in March 2003 from the proceeds of a sale of the Company’s WorldCom bankruptcy claim (see Note 20 to the Company’s consolidated financial statements). As a result, however, the Company was in default under these credit agreements as of December 31, 2002. The Company has obtained an amendment or written waivers from its lenders that waive all noncompliance as to the financial covenant defaults for periods sufficient in management’s view to bring the Company into compliance. Failure to maintain compliance with the terms, conditions and covenants of the Senior Credit Facility and the Junior Credit Facility could result in the indebtedness becoming immediately due and payable to the creditors. These conditions raise substantial doubt about the Company’s ability to continue for a reasonable period as a going concern.

      Management has been actively engaged in the execution of a plan to mitigate these negative conditions and, ultimately, return the Company to profitability. Significant elements of the plan executed during 2002 included (i) the reduction of the principal balance of its indebtedness by $173.8 million in connection with a debt exchange discussed in above, (ii) the merger with PhoneTel, (iii) the removal of unprofitable payphones and (iv) the curtailment of operating expenses. Significant elements of management’s plans for 2003 to bring the Company into a state of profitability include the development of planned cost savings synergies from the PhoneTel merger, the further curtailment of operating expenses, and new business initiatives being planned by the Company.

      Notwithstanding these activities and plans, the Company may continue to face liquidity shortfalls and, as a result, might be required to dispose of assets to fund its operations or curtail its capital and other expenditures to meet its debt service and other obligations. There can be no assurances as to the Company’s ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Impact of Inflation

      Inflation is not a material factor affecting the Company’s business. General operating expenses such as salaries, employee benefits and occupancy costs are, however, subject to normal inflationary pressures.

Seasonality

      The Company’s revenues from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones and type of location. Because many of the Company’s payphones are located outdoors, weather patterns have differing effects on the Company’s results depending on the region of the country where the payphones are located. Most of the Company’s payphones in Florida produce substantially higher call volume in the first and second quarters than at other times during the year, while the Company’s payphones throughout the Midwestern and eastern United States produce their highest call volumes during the second and third quarters. While the aggregate effect of the variations in different geographical regions tend to counteract the effect of one another, the Company has historically experienced higher revenue and income in the second and third quarters than in the first and fourth quarters. Changes in the geographical distribution of its payphones may in the future result in different seasonal variations in the Company’s results.

New Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement effective January 1, 2002. The Company assessed the impact of this statement on its results of operations, financial position and cash flows and determined that no material impairment adjustment was required.

      In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the Company has elected to adopt the standard as to the restructuring gain in the current period, as permitted by SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities”. SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS No. 146 will be effective for exit and disposal activities initiated after December 31, 2002. As permitted by SFAS No. 146, the Company has adopted this standard in the current year in connection with the exit activities described in Note 5 to the consolidated financial statements. The accounting results under SFAS No. 146 were not materially different than results that would have been achieved under previous standards.

      During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

      SFAS No. 148 does not require the Company to transition from the intrinsic value approach provided in APB Opinion No. 25, “Accounting for Employee Stock Based Compensation”. In addition, the Company does not currently plan to transition to the fair value approach in SFAS No. 123. However, the Company has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Under Interpretation No. 45, guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, “Accounting for Contingencies”. In addition, Interpretation No. 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

      The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company’s current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation No. 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

Forward-Looking Statements

      This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause actual results of Davel to differ materially, many of which are beyond the control of Davel, include, but are not limited to, the following: (1) the businesses of Davel and PhoneTel may not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected benefits and synergies from the combination may not be realized within the expected time frame or at all; (3) revenues following the PhoneTel Merger may be lower than expected; (4) operating costs, customer loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers, may be greater than expected following the transaction; (5) generating incremental growth in the customer base of the combined company may be more costly or difficult than expected; (6) the effects of legislative and regulatory changes; (7) the tax treatment of the debt-for-equity exchange and the PhoneTel Merger; (8) an inability to retain necessary authorizations from the FCC and state utility or telecommunications authorities; (9) an increase in competition from cellular phone and other wireless products and wireless service providers; (10) the introduction of new technologies and competitors into the telecommunications industry; (11) changes in labor, telephone line service, equipment and capital costs; (12) the Company may have difficulty complying with the financial covenants in its credit facilities and/or may have difficulty obtaining future waivers therefrom; (13) future acquisitions, strategic partnership and divestitures; (14) general business and economic conditions; and (15) other risks described from time to time in periodic reports filed by Davel with the Securities and Exchange Commission. Statements that include the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “anticipates,” “intends,” “continues,” “forecast,” “designed,” “goal,” or the negative of those words or other comparable words should be considered to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements included in this Annual Report on Form 10-K.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to certain market risks inherent in the Company’s financial instruments that arise from transactions entered into in the normal course of business. The Company’s long-term obligations consist primarily of amounts due on its Senior Credit Facility and Junior Credit Facility, both of which bear interest at fixed rates. However, the Company could become subject to variable interest rate risk on any future financing requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

      The Company does not presently enter into any transactions involving derivative financial instruments for risk management or other purposes due to the fixed rate structure of its existing debt, the stability of interest rates in recent times, and because Management does not consider the potential impact of changes in interest rates to be material. As a matter of policy, the Company does not hold derivatives for trading purposes.

      The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly are not subject to significant risks associated with changes in interest rates. Substantially all of the Company’s cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

ITEM 8.     FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Independent Public Accountants’ Report of Aidman, Piser & Company, P. A. for the years ended December 31, 2002 and 2001	38
Independent Public Accountants’ Report of Arthur Andersen LLP for the year ended December 31, 2000	39
Consolidated Balance Sheets as of December 31, 2002 and 2001	40
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	41
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Other Comprehensive Loss for the years ended December 31, 2002, 2001, and 2000	42
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	43
Notes to Consolidated Financial Statements	44

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Davel Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (the “Company”) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and other comprehensive loss and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications, Inc. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the financial statements, the Company has incurred recurring operating losses, has a substantial working capital deficiency and has been unable to comply with the terms of its debt agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      AIDMAN PISER & COMPANY, P. A.

Tampa, Florida

March 14, 2003

NOTE:	THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, DAVEL’S FORMER INDEPENDENT ACCOUNTANTS. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THE FILING OF THIS ANNUAL REPORT ON FORM 10-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Davel Communications, Inc.:

      We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit) and other comprehensive loss and cash flows of Davel Communications, Inc. and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Davel Communications, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and its liabilities exceed its assets by $186.4 million, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ARTHUR ANDERSEN LLP

Tampa, Florida

March 30, 2001

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands except share and per share amounts)

	December 31

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,854	$5,333
Accounts receivable, net of allowance for doubtful accounts of $1,870 at December 31, 2002	16,807	11,757
Other current assets	3,286	629

Total current assets	26,947	17,719
PROPERTY AND EQUIPMENT, NET	41,855	47,448
LOCATION CONTRACTS, NET	18,043	1,983
GOODWILL	17,455	—
OTHER ASSETS, NET	2,316	1,175

Total assets	$106,616	$68,325

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt and obligations under capital leases	$11,449	$237,726
Accrued interest	104	36,320
Accrued commissions payable	11,986	11,498
Accounts payable and other accrued expenses	21,158	12,286

Total current liabilities	44,697	297,830
LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES	118,229	308

Total liabilities	162,926	298,138

COMMITMENTS AND CONTINGENCIES (NOTE 18)	—	—
SHAREHOLDERS’ DEFICIT:
Preferred stock — $0.01 par value, 1,000,000 share authorized, no shares outstanding	—	—
Common Stock — $0.01 par value, 1,000,000,000 shares authorized, 615,018,963 shares and 11,169,440 shares issued and outstanding at December 31, 2002 and 2001, respectively	6,150	112
Additional paid-in capital	144,210	128,503
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(206,670)	(358,421)

Total shareholders’ deficit	(56,310)	(229,813)

Total liabilities and shareholders’ deficit	$106,616	$68,325

The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except for share and per share amounts)

	Year Ended December 31

	2002	2001	2000

REVENUES:
Coin calls	$56,952	$61,668	$82,205
Non-coin calls	23,807	28,950	44,066
Dial-around compensation adjustment	(3,807)	—	—

Total revenues	76,952	90,618	126,271

OPERATING EXPENSES:
Telephone charges	19,350	29,577	38,290
Commissions	15,767	22,168	34,619
Service, maintenance and network costs	22,998	23,519	34,544
Depreciation and amortization	20,392	19,241	32,004
Selling, general and administrative	11,959	12,115	22,154
Impairment charge and non-recurring items	—	—	49,002
Exit and disposal activities	2,919	—	—

Total costs and expenses	93,385	106,620	210,613

Operating loss	(16,433)	(16,002)	(84,342)
OTHER INCOME (EXPENSE):
Interest expense (net)	(13,037)	(27,672)	(27,420)
Gain on debt extinguishment	180,977	—	—
Other	244	260	282

Total other income (expense)	168,184	(27,412)	(27,138)

Net income (loss)	$151,751	$(43,414)	$(111,480)

EARNINGS (LOSS) PER SHARE CALCULATION:
Net income (loss) per common share, basic and diluted	$0.56	$(3.89)	$(10.02)

Weighted average number of shares, basic and diluted	272,598,189	11,169,485	11,125,582

The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(In thousands except share amounts)

					Accumulated	Total
	Common Stock		Additional		Other	Shareholders’
			Paid-in	Accumulated	Comprehensive	Equity	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	(Deficit)	Loss

BALANCES December 31, 1999	11,033,628	$110	$128,338	$(203,527)	$—	$(75,079)	—
Grants of common stock	171,592	2	307	—	—	309	—
Rescission of common stock	(35,680)	—	(142)	—	—	(142)	—
Net loss	—	—	—	(111,480)	—	(111,480)	$(111,480)

BALANCES December 31, 2000	11,169,540	112	128,503	(315,007)	—	(186,392)	$(111,480)

Rescission of common stock	(100)	—	—	—	—	—	—
Market change on interest collar	—	—	—	—	(7)	(7)	$(7)
Net loss	—	—	—	(43,414)	—	(43,414)	(43,414)

BALANCES December 31, 2001	11,169,440	112	128,503	(358,421)	(7)	(229,813)	$(43,421)

Issuance of common stock — debt exchange	380,612,730	3,806	9,896	—	—	13,702	—
Issuance of common stock — PhoneTel merger	223,236,793	2,232	5,805	—	—	8,037	—
Issuance of stock options — PhoneTel merger	—	—	6	—	—	6	—
Market change on interest collar	—	—	—	—	7	7	$7
Net income (loss)	—	—	—	151,751	—	151,751	151,751

BALANCES December 31, 2002	615,018,963	$6,150	$144,210	$(206,670)	$—	$(56,310)	$151,758

The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$151,751	$(43,414)	$(111,480)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	20,392	19,241	32,004
Amortization of deferred financing costs and non-cash interest	11,711	3,681	2,170
Gain from debt extinguishment	(180,977)	—	—
Non-cash exit and disposal activities	1,309	—	—
Loss (gain) on disposal of assets	(71)	272	—
Increase in allowance for doubtful accounts	1,241	—	1,416
Deferred revenue	(188)	(188)	(1,767)
Impairment charges and nonrecurring items	—	—	49,002
Stock-based compensation	—	—	167
Changes in assets and liabilities, net of assets acquired:
Accounts receivable	(1,679)	2,378	7,260
Other current assets	(1,105)	(351)	(21)
Accrued commissions payable	(2,879)	—	—
Accounts payable and accrued expenses	(177)	(2,645)	759
Accrued interest	138	23,281	12,869

Net cash from operating activities	(534)	2,255	(7,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in PhoneTel merger, net of acquisition costs	2,784	—	—
Proceeds from sale of assets	116	—	—
Capital expenditures	(371)	(521)	(2,074)
Payment of acquisition costs	(611)	—	—
Payments for location contracts	(321)	(618)	(2,245)
Increase in other assets	(332)	—	—

Net cash from investing activities	1,265	(1,139)	(4,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Credit Facility	5,000	—	—
Debt issuance costs	—	—	(958)
Payments on long-term debt	(3,750)	(941)	(5,237)
Payments on revolving line of credit	—	(159)	17,043
Principal payments under capital leases	(460)	(787)	(754)

Net cash from financing activities	790	(1,887)	10,094

Increase (decrease) in cash and cash equivalents	1,521	(771)	(1,846)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,333	6,104	7,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,854	$5,333	$6,104

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid	$1,441	$—	$12,137
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
PhoneTel Merger
Common stock and options issued	$(8,043)	$—	$—
Net assets acquired, net of cash and acquisition costs	4,159	—	—
Debt-for-equity exchange
Common stock issued	(13,702)	—	—
Issuance of Junior Credit Facility	(88,245)	—	—
Retirement of Old Credit Facility	237,255	—	—
Accrued interest — Old Credit Facility	45,704	—	—
Property and equipment acquired under capital leases	—	29	826

The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Davel Communications, Inc. and subsidiaries, (the “Company” or “Davel”) was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest domestic independent payphone service provider in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 69,000 payphones in 48 states and the District of Columbia. The Company’s headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger), with field service offices in 36 geographically dispersed locations.

      On July 24, 2002, the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 4. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. (“PhoneTel”) completed the merger described in Note 5 (the “PhoneTel Merger”), which has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

2.  LIQUIDITY AND MANAGEMENT’S PLANS

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 4), the Company has incurred losses of approximately $29.2 million, $43.4 million and $111.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company’s revenue of certain regulatory changes. In addition, as of December 31, 2002, the Company had a working capital deficit of $17.8 million and its liabilities exceeded it assets by $56.3 million.

      Further, as discussed in Note 10, the Company was not in compliance with certain financial covenants included in the Senior Credit Facility and Junior Credit Facility in the third and fourth quarters of 2002. In addition, the Company did not pay a $0.8 million principal payment that was due on its Senior Credit Facility on December 31, 2002; such violation was cured by payment on January 28, 2003 from the proceeds of certain regulatory receipts and an additional prepayment of $2.2 million was made in March 2003 from the proceeds of a sale of the Company’s WorldCom bankruptcy claim (see Note 20). As a result, however, the Company was in default under these credit agreements as of December 31, 2002. The Company has obtained an amendment or written waivers from its lenders that waive all noncompliance as to the financial covenant defaults for periods sufficient in management’s view to bring the Company into compliance. Failure to maintain compliance with the terms, conditions and covenants of the Senior Credit Facility and the Junior Credit Facility could result in the indebtedness becoming immediately due and payable to the creditors. These conditions raise substantial doubt about the Company’s ability to continue for a reasonable period as a going concern.

      Management has been actively engaged in the execution of a plan to mitigate these negative conditions and, ultimately, return the Company to profitability. Significant elements of the plan executed during 2002 included (i) the reduction of the principal balance of its indebtedness by $173.8 million in connection with a debt exchange discussed in Note 4, (ii) the merger with PhoneTel discussed in Note 5, (iii) the removal of unprofitable payphones and (iv) the curtailment of operating expenses. Significant elements of management’s plans for 2003 to bring the Company into a state of profitability include the development of planned cost savings synergies from the PhoneTel merger, the further curtailment of operating expenses, and new business initiatives being planned by the Company.

      Notwithstanding these activities and plans, the Company may continue to face liquidity shortfalls and, as a result, might be required to dispose of assets to fund its operations or curtail its capital and other

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expenditures to meet its debt service and other obligations. There can be no assurances as to the Company’s ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. While the Company places its cash and cash equivalents with quality financial institutions, balances may exceed amounts covered by FDIC insurance, with management’s approval. Cash and cash equivalents includes $1.3 million on deposit under an informal arrangement at a bank, which is collateral for letters of credit issued to suppliers.

     Concentrations of Credit Risk

      Trade accounts receivable are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the telecommunications industry. Other than the MCI/ WorldCom bankruptcy filing, discussed in Note 6, during all periods presented, credit losses were within management’s overall expectations.

     Fair Value of Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and long-term debt. The fair value of the financial instruments, other than long-term debt, approximates their respective carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, were based on appropriate estimates. The fair value of the Company’s long-term debt is estimated based on market prices for similar issues or on the current interest rates offered to the Company for debt of the same remaining maturities. Based upon prevailing interest rates available to the Company for similar instruments, the fair value of long-term debt at December 31, 2002 of approximately $94.0 million, compared to its carrying value of $129.6 million on the same date.

     Derivative Financial Instruments and Hedging Activities

      The Company does not hold derivatives for trading purposes. In 2001, the Company held a derivative financial instrument, principally an interest rate collar contract, to hedge exposure to changes in interest rates on debt obligations. For the interest rate collar, the interest rate collar settlement differential is reflected as an adjustment to interest expense. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, on January 1, 2001, resulted in a cumulative after-tax reduction of other comprehensive loss of $51,000 in the first quarter of 2001. This interest rate collar agreement terminated in February 2002.

     Property and Equipment

      Property and equipment held and used in the Company’s operations is stated at cost and depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

equipment includes installation costs, which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair, and refurbishment of telephone equipment are charged to expense as incurred. The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease term or the asset’s estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

      Uninstalled payphone equipment consists of replacement payphones and related equipment and is carried at the lower of cost or fair value.

     Location Contracts

      Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Amortization expense related to location contracts was $4.1 million, $1.2 million, and $10.3 million for the years ended December 31, 2002, 2001 and 2000 respectively. Accumulated amortization as of December 31, 2002 and 2001 was approximately $7.7 million and $4.0 million, respectively.

     Goodwill

      Prior to 2002, at which time the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) goodwill was amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. Amortization expense related to goodwill amounted to $1.8 million during the year ended December 31, 2000. During the fourth quarter of 2000, the Company determined its goodwill was impaired and the unamortized balance was written-off. See “Impairments of Long-lived Assets and Goodwill,” below.

     Impairments of Long-Lived Assets and Goodwill

      The Company reviews long-lived assets to be held and used and goodwill for impairment whenever events or changes in circumstances indicate the asset may be impaired. The Company determines whether impairments are present by comparing the net book values of long-lived assets to projected undiscounted cash flows at the lowest discernible level for which cash flow information can be projected. For this evaluation, the Company has determined that certain groupings of payphones and their related location contracts within individual branch locations constitute the lowest level of discernible cash flows (“location basis”). In the event that undiscounted cash flow is insufficient to recover the net carrying value, impairment charges are calculated and recorded in the period identified and estimated based upon the asset’s fair values using discounted cash flows. For assets that the Company intends to dispose of, depreciation is adjusted over the remaining estimated service period to arrive at the net fair value or salvage value on the estimated date of disposal. Commencing in 2002, at which time SFAS 142 was adopted, the Company determines whether goodwill is impaired by comparison of the carrying value of the Company’s net assets (excluding long-term debt) to the enterprise fair value of the Company. The income approach, which utilizes cash flow projections, is used to estimate the Company’s enterprise value. In the event that the carrying value of the Company’s net assets (excluding long-term debt) exceeds the enterprise value, the Company will adjust goodwill to it’s implied value as determined pursuant to SFAS 142. During 2002, there were no impairment adjustments to goodwill or long-lived assets.

      In 2000, the Company considered continued declines in operating margins and lower than expected cash flow related to its payphones during 2000 to be indicators of potential impairment. Projections of undiscounted cash flows that were prepared for groupings of payphones using the location basis method further indicated, in certain instances, that such amounts would be insufficient to recover the Company’s carrying costs for the related long-lived assets. In these instances, the Company measured the fair values of the impaired assets as

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the discounted future cash flows generated by the payphones and, as a result, recorded approximately $42.0 million in 2000 of non-recurring charges to state the assets at fair value. The charges are included in impairment charge and non-recurring items on the accompanying consolidated statement of operations.

      These impairment and non-recurring charges were as follows for the year ended December 31, 2000 (in thousands):

Installed payphones	$13,900
Uninstalled payphone equipment	13,500
Location contracts	10,200
Goodwill	4,400

Total Impairment Charges	42,000
Non-recurring items	7,002

Total impairment charges and non-recurring items	$49,002

      Management exercised considerable judgment to estimate undiscounted and discounted future cash flows. The amount of future cash flows the Company will ultimately realize remains under continuous review, but could differ materially from the amounts assumed in arriving at the impairment loss.

     Revenue Recognition

      The Company derives its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited into the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones and in the period deposited. Revenue from non-coin calls, which includes dial-around compensation, as discussed in Note 15, and operator service revenue is recognized in the period in which the customer places the call.

      Operator Service Revenue: Non-coin operator service calls are serviced by independent operator service providers. These carriers assume billing and collection responsibilities for operator-assisted calls originating on the Company’s payphone network and pay “commissions” to the Company based upon gross revenues. The Company recognizes operator service revenues in amounts equal to the commission that it is entitled to receive during the period the service is rendered.

      Dial-around Revenue: The Company also recognizes non-coin dial-around revenues from calls that are dialed from its payphones to gain access to a long distance company or to make a traditional “toll free” call (dial-around calls). Revenues from dial-around calls are recognized based on estimates using the Company’s historical collection experience because a) the interexchange carriers (“IXCs”) have historically paid for fewer dial-around calls than are actually made (due to the reasons discussed in Note 15 to the financial statements) and b) the collection period for dial-around revenue may be as long as a year. Davel’s estimate of revenue is based on historical analyses of calls placed versus amounts collected. These studies are updated on a continuous basis. Recorded amounts are adjusted to actual amounts received and estimates are updated once the applicable dial-around compensation has been collected.

     Regulated Rate Actions

      The Federal Communications Commission (“FCC”) possesses the authority pursuant to the Telecommunications Act of 1996 (the “Telecom Act”) to effect rate actions related to dial-around compensation, including retroactive rate adjustments and refunds (See Note 15), and other telecommunication revenues and expenses. Rate adjustments arising from FCC rate actions that require refunds to dial-around carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

adjustments that result in payments to the Company by dial-around carriers or other carriers are recorded when received.

     Telephone Charges

      Telephone charges consist of payments made to local exchange carriers “LECs”) and IXCs for local and long-distance line and transmission services. In 2002 and 2001, the Company recognized $7.1 million and $2.4 million of refunds of prior period telephone charges, respectively, relating to the recently adopted “New Services Test” in certain states. Under the Telecom Act and related FCC Rules, LECs are required to make access lines that are provided for their own payphones equally available to independent payphone providers to ensure that the cost to payphone providers for obtaining local lines and service met the FCCs new services test guidelines, which require that LECs price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. Refunds pursuant to the “New Services Test” are recorded as reductions in telephone charges in the Company’s consolidated statements of operations.

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

     Stock-based compensation

      The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”) whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 — Accounting for Stock-Based Compensation (“SFAS No. 123”), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by SFAS No. 123.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148 (See “Recent Accounting Pronouncements”, below; in thousands, except per share amounts):

	2002	2001	2000

Net income (loss), as reported	$151,751	$(43,414)	$(111,480)
Net income (loss) per share, as reported	$0.56	$(3.89)	$(10.02)
Stock-based employee compensation costs used in the determination of net income (loss)	$—	$—	$—
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method had been applied to all awards	$(767)	$(1,659)	$(2,898)
Unaudited pro forma net income (loss), as if the fair value method had been applied to all awards	$150,984	$(45,073)	$(114,378)
Unaudited pro forma net income (loss) per share, as if the fair value method had been applied to all awards	$0.55	$(4.04)	$(10.28)

     Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company’s accounts receivable and payphone location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The Company adopted this statement effective January 1, 2002. The Company assessed the impact of this statement on its results of operations, financial position and cash flows and determined that no material impairment adjustment was required.

      In April 2002, the FASB issued SFAS No. 145 covering, among other things, the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”. Under SFAS No. 4, all gains and losses from the extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item in the statement of operations. By rescinding SFAS 4, SFAS No. 145 eliminates the requirement for treatment of extinguishments as extraordinary items. The new standard is effective for companies with fiscal years beginning after May 15, 2002. However, the Company has elected to adopt the standard as to the restructuring gain in the current period, as permitted by SFAS No. 145.

      In July 2002, the FASB issued SFAS No. 146, “Accounting Costs Associated with Exit or Disposal Activities”. SFAS No. 146 covers a wide range of exit and disposal activities, including restructurings planned and controlled by management that materially change the scope of the business undertaken by an enterprise and disposal activities such as costs of terminating certain contracts, costs of consolidating facilities and some types of termination benefits provided to employees. SFAS No. 146 will be effective for exit and disposal

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

activities initiated after December 31, 2002. As permitted by SFAS No. 146, the Company has adopted this standard in the current year in connection with the exit activities described in Note 5. The accounting results under SFAS No. 146 were not materially different than results that would have been achieved under previous standards.

      During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. Statement 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002

      SFAS No. 148 does not require the Company to transition from the intrinsic value approach provided in APB Opinion No. 25, “Accounting for Employee Stock Based Compensation”. In addition, the Company does not currently plan to transition to the fair value approach in SFAS No. 123. However, the Company has adopted the additional disclosure requirements of SFAS No. 148 in this annual report.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation No. 45”). Under Interpretation No. 45, guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, “Accounting for Contingencies”. In addition, Interpretation No. 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

      The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company’s current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation No. 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     Reclassification

      Certain reclassifications have been made to prior year balances to conform to the current year presentation.

4.  DEBT RESTRUCTURING

      On July 24, 2002 (the “closing date”), immediately prior to the merger discussed in Note 5, the existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel’s junior indebtedness to $63.5 million. Upon completion

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance, excluding fees, of $100.0 million (the “Junior Credit Facility”) due December 31, 2005 (the “maturity date”).

      Davel has accounted for its debt-for-equity exchange as a troubled debt restructuring. Accordingly, the Company has recognized a gain on extinguishment of the old debt based upon the difference between the carrying value of its old credit facility (including accrued interest) and the amount of the equity interest and new debt, including interest, issued by Davel to its lenders. The gain on debt extinguishment, included in other income (expense) in the accompanying consolidated statements of operations, is as follows (in thousands):

Old Credit Facility: (see Note 10)
Principal balance	$237,255
Accrued interest	45,704

Carrying value	282,959

Common stock issued (380,612,730 shares at $0.036)	(13,702)
Principal balance of new debt	(63,500)
Interest, costs and fees on new debt (payable through maturity)	(24,780)

Gain on debt extinguishment	$180,977

      Following the PhoneTel Merger and the debt exchanges, the combined junior indebtedness of the Company has a face value of $101.0 million, which amount may be prepaid without penalty. However, for accounting and reporting purposes, with respect to Davel’s portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date.

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

5.  ACQUISITION

      On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

      In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the acquisition. In addition 1,077,024 warrants and 339,000 options of PhoneTel

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. The warrants subsequently expired by their terms in November 2002. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price.

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

      The PhoneTel Merger has been accounted for as a purchase business combination and the purchase price has been allocated as follows (in thousands):

Cash and cash equivalents	$3,884
Accounts receivable	4,612
Other current assets	1,552
Property and equipment	11,347
Intangible assets (location contracts)	19,821
Goodwill	17,455
Other assets	765

Assets acquired	59,436

Accounts payable and other accrued expenses	(9,238)
Accrued commissions payable	(3,367)
Senior credit facility (See Note 10)	(4,583)
Junior credit facility (See Note 10)	(32,206)
Other long-term debt (See Note 10)	(928)

Liabilities assumed	(50,322)

Net assets acquired	$9,114

Amortizable intangible assets

      Of the total purchase price, $19.8 million has been allocated to amortizable intangible assets for commission agreements with owners of facilities where the Company’s payphones are located (“Location Contracts”). The Company will amortize the fair value of these assets over the weighted average estimated remaining term of these contracts, including certain renewals, of approximately 5 years.

Unaudited pro forma results

      The following unaudited pro forma financial information (in thousands of dollars, except for per share amounts) gives effect to the PhoneTel Merger and the debt exchanges described in Note 4 and above as if they had occurred at the beginning of the periods presented. Pro forma financial information is not intended to

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

be indicative of the results of operations that the Company would have reported had the transactions been consummated as of the beginning of the respective periods.

	Unaudited Pro Forma
	Information
	For the Years Ended
	December 31

	2002	2001

Revenue	$100,382	$135,589

Loss from operations before gain on debt extinguishment	(31,490)	(35,866)
Gain on debt extinguishment	171,480	169,244

Net income	$139,990	$133,378

Net income per common share, basic and diluted:	$0.23	$0.22

Exit and disposal activities

      In connection with the PhoneTel Merger, the Company terminated its Tampa, FL headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements and incurred severance costs related to terminated employees. Exit activities related to the Company were expensed as incurred or as otherwise provided in SFAS 146 (see Note 3). Substantially all exit activities were completed prior to December 31, 2002 and, accordingly, management does not currently expect that any significant additional amounts will be incurred in connection with the closing of the Company’s former headquarters facility. The following table reflects the components of exit and disposal activities shown as a separate line item in the Company’s consolidated statements of operations (in thousands):

Abandonment or disposals of property and equipment	$1,308
Lease termination	600
Employee severance	667
Other merger related expenses	344

$2,919

      Subsequent to December 31, 2002, the Company also outsourced the assembly and repair of its payphone equipment and close its warehouse and repair facility in Tampa, Florida. The Company expects to record a loss from exit and disposal activities relating to this facility of approximately $0.3 million in the first quarter of 2003.

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

	2002	2001	2000

Balance, at beginning of period	$—	$1,515	$10,880
Charged to revenue or expense	1,242	—	1,416
PhoneTel acquisition	629	—	—
Uncollected balances written off, net of recoveries	—	(1,515)	(10,781)

Balance, at end of period	$1,870	$—	$1,515

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      On July 21, 2002, WorldCom, Inc. and its subsidiary MCI, both of whom are major payors of dial-around revenue to the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of this filing, the Company increased its allowance for doubtful accounts and reduced its accrual of dial-around revenues for the second quarter of 2002 by $0.9 million from the amount it would have normally accrued, as the bankruptcy impaired the Company’s ability to receive pre-petition dial-around payments for the quarter from WorldCom. In addition, approximately $0.6 million of the addition to the allowance for doubtful accounts relating to the PhoneTel acquisition relates to PhoneTel’s dial-around receivable from WorldCom at the date of acquisition. The Company does not believe that the WorldCom bankruptcy filing will materially impair the Company’s ability to collect dial-around payments from WorldCom post-petition. For post-petition periods, the Company has resumed its normal accrual of dial-around revenue attributable to WorldCom. Subsequent to December 31, 2002, the Company sold a portion of its WorldCom bankruptcy claim and recovered a portion of the pre-petition revenues from dial-around compensation (see Note 20).

      During 2001 and 2000, the Company evaluated the allowance for doubtful accounts and determined that certain amounts related to dial-around revenue were uncollectible, and accordingly these amounts were written off against the allowance for doubtful accounts.

7.  PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows at December 31, 2002 and 2001 (in thousands):

	Estimated
	Useful Life
	in Years	2002	2001

Installed payphones and related equipment	5-10	$113,125	$114,987
Furniture, fixtures and office equipment	5-7	1,566	9,846
Vehicles, equipment under capital leases and other equipment	4-10	2,014	2,494
Building and improvements	25	334	2,991

		117,039	130,318
Less — Accumulated depreciation		(82,738)	(90,400)

		34,301	39,918
Uninstalled payphone equipment		7,554	7,530

Net property and equipment		$41,855	$47,448

      Depreciation expense was $16.0 million, $17.7 million and $17.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

8.  OTHER ASSETS

      Other assets, net of accumulated amortization, consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Non-compete agreements	$356	$695
Deposits	1,786	—
Other	174	480

	$2,316	$1,175

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Accounts payable	$2,216	$1,953
Taxes payable	4,757	2,366
Deferred revenue	188	125
Accrued telephone bills	7,387	2,239
Accrued compensation	1,282	978
Other	5,328	4,625

	$21,158	$12,286

10.  LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

      Following is a summary of long-term debt and obligations under capital leases as of December 31, 2002 and 2001 (in thousands):

	2002	2001

Senior Credit Facility, due in monthly installments of $833.3 plus interest at 15% through June 30, 2003	$5,833	$—
Junior Credit Facility, due December 31, 2005:
Term Note A, ($50,000 face value) plus unamortized premium, discount and capitalized interest of $9,869 at December 31, 2002	59,869	—
Term Note B, ($51,000 face value) plus unamortized premium, discount and capitalized interest of $11,681 at December 31, 2002	62,681	—
Old Credit Facility:
Term A note payable to banks at an adjusted LIBOR rate (7.5% at December 31, 2001)	—	109,492
Term B note payable to the banks at an adjusted LIBOR rate (7.5% at December 31, 2001)	—	93,380
Revolving Advance on bank’s line of credit at the bank’s adjusted LIBOR rate (7.5% at December 31, 2001)	—	34,383
Note Payable, ($1,149 face value) due November 16, 2004	987	—
Capital lease obligations with various interest rates and maturity dates through 2005	308	779

	129,678	238,034
Less — Current maturities	(11,449)	(237,726)

	$118,229	$308

      Maturities of long-term debt during each of the next five years consist of (amounts in thousands): $11,449 in 2003, $14,066 in 2004, and $104,163 in 2005.

Senior Credit Facility

      Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the “Senior Lenders”) entered into a credit agreement (the “Senior Credit Facility”) with Davel Financing Company,

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see Note 4). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

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

      The Senior Credit Facility is secured by substantially all assets of the Company. Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing junior lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility, the senior security interests of the Senior Lenders will terminate and the junior lenders will, once again, hold first priority security interests in the Company collateral.

      On May 14 and July 23, 2002, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. From August 31, 2002 through January 31, 2003, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Senior Credit Agreement. In addition, the Company did not pay the $833,333 principal payment that was due on December 31, 2002 until January 28, 2003 and was not in compliance with the financial covenant that limits the amount of cash expenses the Company is permitted to pay during January 2003. In March 2003, the Company also made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim, which includes a $2.2 million prepayment of such debt, as required under the Senior Credit Facility (see Note 20). The Company was also required to deposit approximately $1.0 million in escrow with the Senior Lenders to be used for new business initiatives planned by the Company. The Company has obtained waivers from its Senior Lenders which waive all defaults, including a waiver from the Company’s Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

Junior Credit Facility

      On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the “maturity date”) consists of: (i) a $50.0 million cash-pay term loan (“Term Note A”) with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the “PIK term loan” or “Term Note B”) to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the year ended December 31, 2002,

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

approximately $4.6 million of interest was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

      As discussed in Note 4, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain relating to the extinguishments of its Old Credit Facility and the issuance of additional common stock to the creditors. For accounting and reporting purposes, with respect to Davel’s portion of the new junior credit facility ($64.1 million), all future cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, the remaining amounts payable with respect to the PhoneTel portion of the new junior credit facility ($36.9 million) have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Junior Credit Facility (amounts in thousands):

	Davel	PhoneTel	Total

Face value of credit facilities	$64,135	$36,865	$101,000
Premium: interest capitalization	24,122	—	24,122
Discount: present value of acquired debt	—	(4,658)	(4,658)

Subtotal	88,257	32,207	120,464
Payment-in-kind interest	2,928	1,693	4,621
Amortization of premiums and discounts	(2,982)	447	(2,535)

	$88,203	$34,347	$122,550

      The Junior Credit Agreement is secured by substantially all assets of the Company and is subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Foothill Capital Corporation, as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals. The Junior Credit Agreement also has a cross default provision that results in a default if the Company is in default under its Senior Credit Facility.

      As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003 the Company executed an amendment to its Junior Credit Facility (the “Amendment”) that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waives all defaults through the date of the amendment. It also amends the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the anticipated early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 are not affected by the Amendment.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note Payable

      In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable that provides for payment of principal, together with deferred interest at 5% per annum, on November 17, 2004. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company’s Senior Credit Facility and the Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%.

Old Credit Facility

      In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility (“Old Credit Facility”) with Bank of America, formerly known as NationsBank, N.A. (the original “Administrative Agent”), and the other lenders named therein. Effective March 23, 2001, PNC Bank, National Association became the Administrative Agent. The Old Credit Facility originally provided for borrowings by the Company’s wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

      Indebtedness of the Company under the Old Credit Facility was secured by substantially all of its and its subsidiaries’ assets, including but not limited to their equipment, inventory, receivables and related contracts, investment property, computer hardware and software, bank accounts, and all other goods and rights of every kind and description and was guaranteed by the Company and all of its subsidiaries.

      The Company’s borrowings under the original Old Credit Facility bore interest at a floating rate and could be maintained as Base Rate Loans (as defined in the Old Credit Facility, as amended) or, at the Company’s option, as Eurodollar Loans (as defined in the Old Credit Facility, as amended). Base Rate Loans bore interest at the Base Rate (defined as the higher of (i) the applicable prime lending rate of Bank of America or (ii) the Federal Reserve reported certificate of deposit rate plus 1%). Eurodollar Loans bore interest at the Eurodollar Rate (as defined in the Old Credit Facility, as amended).

      The Old Credit Facility required the Company to meet certain financial tests and contained certain covenants that, among other things, limited the incurrence of additional indebtedness, prepayments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

      The Old Credit Facility was amended from time to time to amend or waive compliance with certain financial covenants, to impose additional restrictions or reporting requirements on the Company, to waive or modify scheduled principal or interest payments, and to extend the maturity date of the loan. Effective as of February 19, 2002, the Company and its lenders entered into a Seventh Amendment to Credit Agreement and Consent and Waiver (the “Seventh Amendment”). The Seventh Amendment waived the payment defaults arising out of the Company’s failure to make scheduled principal payments on July 15, 2001, October 15, 2001 and January 11, 2002, effective as of the dates such payments were due. In addition, the Seventh Amendment waived the covenant violations arising out of the Company’s failure to comply with its minimum cumulative EBITDA covenant from May to December 2001, effective as of the dates of such violations, and provided the Lenders’ consent to the Senior Credit Facility and the transactions contemplated by the PhoneTel Merger, including the debt-for-equity exchange. On July 24, 2002, the Old Credit Facility was restructured in connection with the debt-for-equity exchange and Junior Credit Facility described above.

      As of December 31, 2000, the Company had an interest rate swap agreement with an aggregate notional amount of $7.5 million with a termination date of June 2001. The interest rate swap required the Company to pay fixed rates of 5.9% in exchange for variable rate payments based on the U.S. three month LIBOR (6.4%

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

as of December 31, 2000). Interest rate differentials were paid or received every three months and recognized as adjustments to interest expense.

      As of December 31, 2000, the Company had an interest rate cap agreement with a notional amount of $15 million with a termination date of September 2001. The interest rate cap agreement required premium payments to the counterparty based on the notional amount of the contracts that were capitalized and amortized to interest expense over the life of the contract. These agreements entitle the Company to receive quarterly payments from the counterparties for amounts, if any, by which the U.S. three-month LIBOR rate exceeded 6.5%. In addition, the Company entered into an interest rate collar agreement with a large financial institution that terminated in February 2002. The notional amount of the interest rate collar was $25 million and the agreement had a cap rate of 7.0% and a floor rate of 4.8% based on the U.S. one-month LIBOR rate (6.6% as of December 31, 2001).

      The carrying amount and fair value of the above contracts were not significant. Although the Company was exposed to credit risk in the event of nonperformance by the counterparties, the Company did not anticipate or experience nonperformance by any of its counterparties. The Company does not hold or issue derivative financial instruments for trading purposes and had no outstanding contracts at December 31, 2002.

11.  LEASE COMMITMENTS

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

      The annual minimum rental commitments under operating and capital leases are as follows (in thousands):

Year ended December 31:	Operating	Capital	Total

2003	$1,655	$210	$1,865
2004	682	95	777
2005	267	3	270
2006	141	—	141
2007	37	—	37

	$2,782	$308	$3,090

Less current capital lease obligations		(210)

Long-term capital lease obligations		$98

      Rent expense for operating leases for the years ended December 31, 2002, 2001, and 2000 was $2,062,000, $2,640,000, and $2,603,000 respectively.

12.  INCOME TAXES

      No provision for income taxes was required and no income taxes were paid for the years ended December 31, 2002, 2001 and 2000 because of operating losses generated by the Company. In 2002, the Company had a taxable loss of approximately $9.4 million as a result of the Federal tax exclusion relating to the gain on debt extinguishment recognized in connection with the debt-for-equity exchange described in Note 4. Under Section 108 of the Internal Revenue Code (“IRC”), special tax rules apply to cancellation of indebtedness income (“COD Income”) for companies that are insolvent (as defined in the IRC) immediately

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

prior to the discharge of indebtedness. COD Income of $195.6 million is excluded from taxable income but must be applied to reduce the 2002 taxable loss, tax net operating loss carryforwards, and other tax attributes.

      A reconciliation of federal statutory income taxes to the Company’s effective tax provision is as follows (in thousands):

	2002	2001	2000

Provision for federal income tax at the statutory rate (34%)	$51,595	$(14,761)	$(37,903)
State income taxes net of federal benefit	5,509	(1,560)	(4,236)
Change in deferred tax asset valuation allowance, net of amounts relating to the PhoneTel acquisition in 2002	(57,577)	15,107	43,913
Other, net	(473)	1,214	(1,774)

Income tax provision (benefit)	$—	$—	$—

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

	2002	2001

Deferred Tax Assets:
Net operating loss carryforward	$29,549	$92,516
Capital loss carryforward	550	687
Amortization of location contracts and goodwill	16,925	16,476
Alternative minimum tax credit carryforward	192	192
Impairment charge	17,852	17,852
Investment write-off	9,033	9,033
Allowance for doubtful accounts	704	—
Unamortized debt premium, net	6,295	—
Other	1,756	1,604

Total deferred tax assets	82,856	138,360
Valuation allowance	(68,523)	(130,412)

Net deferred tax assets	14,333	7,948

Deferred Tax Liabilities:
Depreciation	(14,333)	(7,948)

Total deferred tax liabilities	(14,333)	(7,948)

Net deferred tax liability	$—	$—

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

      At December 31, 2002, the Company had capital losses of $1.5 million and tax net operating loss carryforwards of approximately $133.0 million, including $23.6 million of loss carryforwards relating to PhoneTel, that expire in various amounts in the years 2003 to 2021. Following the debt-for-equity exchange described in Note 4, recognition of net operating loss carryforwards incurred prior to 2002 are subject to an annual limitation of approximately $2.9 million for Davel and $1.7 million for PhoneTel each year under the rules of IRC Section 382. Under IRC Section 382, the maximum amount of net operating losses that can be utilized by the Company during the loss carryforward period is limited to approximately $78.5 million. The Company’s deferred tax asset of $29.5 million is based upon this limitation. The tax net operating loss carryforwards of PhoneTel can only be utilized against future taxable income of PhoneTel, if any, determined as if this acquired company continued to file a separate income tax return.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.  CAPITAL STOCK TRANSACTIONS

  Preferred Stock

      The Company’s certificate of incorporation authorizes 1,000,000 shares of preferred stock, par value $.01 per share. The Company does not have any immediate plans to issue any shares of preferred stock.

  Common Stock

      On July 11, 2002, the Company received shareholder approval to increase the number of authorized shares of common stock, $0.01 par value, from 50,000,000 to 1,000,000,000 shares to effect the debt-for-equity exchange and the PhoneTel Merger described in Notes 4 and 5.

  Stock Options and Warrants

      On October 4, 2000, the board of directors approved the Davel Communications, Inc. 2000 Long-Term Equity Incentive Plan (the “Plan”). The plan was approved by the Company’s stockholders at its 2000 Annual Meeting on November 2, 2000. The Plan provides for the grants of stock options, stock appreciation rights, restricted stock, performance awards and any combination of the foregoing to employees, officers and directors of, and certain other individuals who perform significant services for the Company and its subsidiaries. On February 11, 2002, the Plan was amended to increase the number of shares of common stock available for issuance pursuant to the Plan from 1,000,000 to 26,780,208 shares to allow the Company to grant equity based compensation to employees of the Company after the PhoneTel Merger. The maximum number of stock options granted to any individual in any fiscal year cannot exceed 10% of the authorized shares.

      On January 10, 2002, the Company granted options to purchase 72,000 shares of Common Stock, valued at $2,000, to its Directors. In addition, the outstanding options and warrants of PhoneTel were converted into 618,107 stock options and 1,963,738 warrants of the Company with an aggregate value of $6,000. All of the warrants expired unexercised on November 19, 2002. No shares or options were issued under the Plan during the year ended December 31, 2001.

      At December 31, 2002, approximately 26,708,208 shares of Common Stock were reserved for issuance pursuant to the Plan. If all shares reserved under the Plan were issued pursuant to stock options, such shares would constitute 4% of the outstanding common stock of the Company. No awards have been granted under the Plan since January 10, 2002. The Company also had 68,624 warrants to purchase Common Stock outstanding at December 31, 2002, all of which were exercisable.

      The Company has several pre-existing stock option plans under which options to acquire up to 2,948,615 shares were available to be granted to directors, officers and certain employees of the Company, including the stock option plans acquired in the PhoneTel and Peoples Telephone Mergers. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the issuance of restricted common stock.

      In 2002 and 2001, no shares of restricted stock were issued. In the year ended December 31, 2000, the Company issued 171,792 shares of restricted stock and rescinded approximately 36,000 shares that were previously granted. The Company records compensation based on the fair market value of the Company’s Common Stock on the day the restricted shares are granted. This compensation expense is recorded ratably over the vesting period of the restricted stock.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The exercise price of options generally equals the market price of the Company’s stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted to employees under the plans. See Note 3 for the effect on net income (loss) and related per share amounts had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation”.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 2002, 2001, and 2000: dividend yield of 0% for all years; expected volatility of 275.0%, 424.6%, and 264.1%, respectively, risk-free interest rates of 2.0%, 2.0%, and 6.16%, respectively, and expected life of approximately five years.

      A summary of the status of the Company’s stock option plans as of December 31 and changes during the years ending on those dates is presented below (shares in thousands):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	835	$12.55	1,405	$11.55	1,365	$14.77
Granted	690	0.54	—	—	637	4.59
Expired	(351)	16.03	(219)	14.88	(17)	16.18
Cancelled	—	—	(351)	7.07	(580)	11.38

Outstanding at end of year	1,174	4.45	835	12.55	1,405	11.55

Options exercisable at end of year	1,174	4.45	829	12.60	996	14.15

Weighted-average fair value of options granted during the year		$0.03		None Granted		$4.43

      The following information applies to options outstanding at December 31, 2002:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

	Number	Weighted Average	Weighted	Number
Range of	Outstanding at	Remaining Contractual	Average	Exercisable at	Weighted Average
Exercise Price	December 31, 2002	Life (Years)	Exercise Price	December 31, 2002	Exercise Price

$0.006 to $0.078	268,748	1.9	$0.028	268,748	$0.028
0.64 to 0.86	371,961	2.2	0.80	371,961	0.80
3.88 to 6.50	409,300	1.6	5.88	409,300	5.88
10.38 to 30.85	123,767	2.7	20.23	123,767	20.23

	1,173,776		4.45	1,173,776	4.45

14.  EARNINGS PER SHARE

      In accordance with SFAS No. 128 “Earnings Per Share”, basic earnings per share amounts are computed by dividing income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. For the year ended December 31, 2002, the number of additional shares from the assumed exercise of dilutive

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stock options under the treasury stock method was not significant and diluted earnings per share amounts are the same as basic earnings per share. For the year ended December 31, 2001 and 2000, diluted earnings per share amounts are the same as basic earnings per share because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not dilutive. The number of shares of Common Stock relating to stock options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 1,310,524, 1,134,513, and 1,704,513 shares for the years ended December 31, 2002, 2001 and 2000, respectively.

15.  DIAL-AROUND COMPENSATION

      On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the “1996 Payphone Order”), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, initially mandated dial-around compensation for both access code calls and 800 subscriber calls at a flat rate of $45.85 per payphone per month (131 calls multiplied by $0.35 per call). Commencing October 7, 1997, and ending October 6, 1998, the $45.85 per payphone per month rate was to transition to a per-call system at the rate of $0.35 per call. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the “Court”) responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. These issues included, among other things, the manner in which the FCC established the dial-around compensation for 800 subscriber and access code calls, the manner in which the FCC established the interim dial-around compensation plan and the basis upon which interexchange carriers would be required to compensate payphone service providers (“PSP“s). The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC’s 1996 Payphone Order, including the dial-around compensation rate. Specifically, the Court determined that the FCC did not adequately justify (i) the per-call compensation rate for 800 subscriber and access code calls at the deregulated local coin rate of $0.35, because it did not sufficiently justify its conclusion that the costs of local coin calls are similar to those of 800 subscriber and access code calls; and (ii) the allocation of the payment obligation among the IXCs for the period from November 7, 1996, through October 6, 1997.

      In accordance with the Court’s mandate, on October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the “1997 Payphone Order”). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC’s 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 — $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to PSPs, including the Company, beginning October 7, 1997. Based on the FCC’s tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997 related to reduced dial-around compensation is approximately $3.3 million.

      On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the LECs of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensa-

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

tion, the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from Regional Bell Operating Company (“RBOC”) payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

      On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court’s decision.

      In response to the Court’s second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the “1999 Payphone Order”), in which the FCC abandoned its efforts to derive a “market-based” default dial-around compensation rate and instead adopted a “cost-based” rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order’s determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the “arbitrary and capricious” standard of review, and found that the FCC’s rulings were lawful and sustainable under that standard. The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the “intermediate period”), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

      In a decision released January 31, 2002 (the “2002 Payphone Order”) the FCC partially addressed the remaining issues concerning the “true-up” required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $.229, for the interim period only, to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

      On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the “Interim Order”), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically how flat rate monthly per-phone compensation owed to PSPs will be allocated among the relevant dial-around carriers. The Interim Order also resolves how certain offsets to such payments will be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provides that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to “schedule” payments over a reasonable period of time.

      The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company. Based upon currently available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation refunds from other carriers, excluding WorldCom. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. Subsequent to December 31, 2002, the Company received $4.9 million relating to the sale of a portion of the Company’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company’s policy on regulated rate actions, this revenue from dial-around compensation will be recognized in 2003, the period such revenue was received (see Note 20).

      On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC’s existing formula, as approved by the Court in its June 26, 2000 order, and adjusted only to reflect current costs and call volumes, the APCC and RBOCs’ petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC put them out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the “fair compensation” requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

      Regulatory actions and market factors, often outside the Company’s control, could significantly affect the Company’s dial-around compensation revenues. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (ii) ongoing technical or other difficulties in the responsible carriers’ ability and willingness to properly track or pay for dial-around calls actually delivered to them.

16.  401(k) PROFIT SHARING PLAN

      Certain subsidiaries created 401(k) plans that were merged into the Davel Communications Inc. Profit Sharing Plan in 1999 (the “Old Davel Plan”). The Old Davel Plan provided for matching contributions from the Company that were limited to certain percentages of employee contributions. Additional discretionary amounts could contributed by the Company. The Company contributed approximately $117,000, $159,000, and $186,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      PhoneTel also has a 401(k) plan that provides for but does not require Company contributions to the plan. There were no Company contributions to the PhoneTel plan during 2002. Effective January 1, 2003, the plan name was changed to the Davel Communications, Inc Employee Saving Plan (the “New Davel Plan”)

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and substantially all employees of the Company are eligible to participate upon completion of the minimum term of service. Beginning January 1, 2003, employees can elect to make contributions to the New Davel Plan but will no longer be permitted to make contributions to the Old Davel Plan.

17.  RELATED PARTY TRANSACTIONS

      The Company’s Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. (“Urban”). During the year ended December 31, 2002, the Company earned revenue of $962,000 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. The net amount of accounts receivable due from Urban, including the remaining outstanding amount acquired in the PhoneTel Merger, was $799,000 at December 31, 2002.

      In connection with the PhoneTel Merger, discussed in Note 4, a former major shareholder agreed to forego payment on certain accrued management fees amounting to $436,000, which was accounted for in the second quarter of 2002. Such amount is reflected in the accompanying financial statements as a reduction of selling, general and administrative expenses.

      The Company engaged in the following transactions with Mr. David Hill, a shareholder and former Director and Chairman of the Board, during the years ended December 31 (in thousands):

	2002	2001	2000

Payments made for rent of commercial real estate	$—	$270	$129

Payments made for consulting services	$—	$275	$116

Payments received for providing administrative services	$—	$203	$84

      On July 6, 1999, the Company and Mr. Hill entered into an arrangement by which Mr. Hill agreed to resign as the Chairman of the Davel Board of Directors and of the Board’s Executive Committee. On December 14, 2001, Davel and Mr. Hill agreed to modify certain arrangements governing the terms of Mr. Hill’s resignation. The Company has now satisfied those obligations to Mr. Hill, as modified.

18.  COMMITMENTS AND CONTINGENCIES

      In December 1995, Cellular World, Inc. filed suit in Dade County Circuit Court against the Company’s affiliates, Peoples Telephone and PTC Cellular, Inc., alleging tortious interference with Cellular World’s trade secrets. The matter proceeded to trial, during which the Company and Cellular World agreed to settle and resolve the dispute in its entirety. Pursuant to the parties’ agreement, the Company agreed to pay Cellular World a total of $1.5 million. Due to the Company’s subsequent default under the settlement agreement, the parties entered into discussions for purposes of negotiating a revised payment schedule. Notwithstanding the parties’ negotiations, on April 12, 2001, Cellular World obtained a judgment in the amount of $750,000 plus interest in accordance with the settlement agreement. On or about June 11, 2001, the parties agreed to a payment schedule, and, on or about October 15, 2001, the Company fully satisfied the judgment.

      In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. (“CSK”). The suit alleges that the Company breached a location agreement between the parties. CSK’s complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company’s transfer motion and ordered the case remanded back to Arizona state court. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter.

      On or about December 15, 2000, the Company filed and served its Amended Complaint against LDDS WorldCom, Inc., MCI WorldCom Network Services, Inc., MCI WorldCom Communications, Inc., and MCI WorldCom Management Company, Inc. (collectively “Defendants”), claiming a violation of the 1996 Telecom Act and breach of contract and seeking damages and equitable and injunctive relief associated with Defendants’ wrongful withholding of approximately $3.1 million in dial-around compensation due to the Company, based upon an alleged, unrelated indebtedness. Although the Company believed it possessed meritorious claims in the case, given the uncertainty of litigation, the parties agreed at a mediation conference to a settlement agreement, which effected, in exchange for consideration paid to the Company, the dismissal of this suit and preserved the Company’s 1996 Telecom Act claim for prosecution in an action currently pending in another forum. On July 23, 2001, the Court dismissed the case.

      In February 2001, Picus Communications, LLC (“Picus”), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company was required to and has paid Picus $79,500, (iii) the Company will pay Picus an additional $150,000 no later than May 15, 2003, but potentially earlier, depending upon the receipt of first quarter 2001 dial-around compensation attributable to the Picus lines; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement.

      On or about January 27, 2002, Davel was served with a complaint, in an action captioned Sanchez et al. v. DavelTel, Inc. d/b/a Davel Communications, Inc. et al, brought in the district court for Cameron County, Texas. Plaintiffs claim that defendants were negligent and such negligence proximately caused the death of Thomas Sanchez. The matter fell within the parameters of its insurance coverage, therefore, Davel’s insurance carrier maintained responsibility for the defense and associated costs related to this matter. On or about October 25, 2002 the matter was settled within the limits of the Company’s liability insurance coverage.

      On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc. DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel’s insurance carrier for action; however, Davel’s insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint has been forwarded to Davel’s insurance carrier for action. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

defend itself, the matter is in its initial states. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

      On June 12, 2002, the Company settled outstanding litigation with Sprint Corporation related to certain telephone line charges. The settlement provides for a cash payment to the Company of $578,000. This amount has been received and recorded in the accompanying financial statements as a reduction of telephone charges.

      The Company is also a party to a contract with Sprint Communications Company, L.P. (“Sprint”) that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint has assumed responsibility for tracking, rating, billing and collection of these calls and remits a percentage of the gross proceeds to the Company in the form of a monthly commission payment, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company identified certain discrepancies between its calculations and the underlying call data information provide directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with notification of its objections to the underlying data, and upon further investigation, has discovered numerous operational deficiencies in Sprint’s provision of operator services that have resulted in a loss of revenue to the Company, thus negatively impacting the Company’s performance relating to the gross annual operator service revenue requirement set forth in the contract. Furthermore, the Company advised Sprint that its analysis indicated that not only had it complied with the provisions of the gross annual operator service revenue requirement it also believed that Sprint had underpaid commissions to the Company during the same time period. The Company notified Sprint of the details surrounding the operational deficiencies and advised that its failure to correct such operational deficiencies would result in a material breach of the contract.

      Notwithstanding the Company’s objections, Sprint advised the Company, based upon its calculation of the Company’s performance in connection with the gross annual operator services revenue requirement, it would retroactively reduce the percentage of commission paid to the Company in connection with the contract for the twelve-month period ended June 30, 2002. Sprint withheld $418,000 from the commission due and owing the Company in the month of September 2002 and failed to address the operational deficiencies discovered by the Company. As a result of these actions, during the month of October 2002, the Company advised Sprint that the contract was terminated due to Sprint’s continuing and uncured breaches and the Company shifted its traffic to an alternative operator service provider. In response, Sprint withheld $380,170 from the commissions due and owing the Company in the month of October 2002. Thereafter, the Company made a demand for any and all amounts due it under the terms of the contract. In response, Sprint has asserted its claim for payment of approximately $5.9 million representing the amount it had calculated as owing under the gross annual operator services revenue requirement for the twelve-month period ended June 30, 2002.

      The parties are continuing to attempt to negotiate a mutually agreeable resolution to this matter. While the Company believes that its objections to Sprint’s calculation of the gross annual operator service revenue requirement are justifiable and has not recorded any amounts associated with any minimum liability, it is possible that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

      The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

      Certain unaudited quarterly financial information for the year ended December 31, 2002 and 2001, is as follows (in thousands except per share data):

	March	June	September	December	Full Year

2002
Total revenues	$17,262	$17,400	$22,891	$23,206	$80,759
Operating loss	(3,292)	(1,815)	(5,314)	(6,012)	(16,433)
Net income (loss)	(7,841)	(6,484)	173,694	(7,618)	151,751
Net income (loss) per share, basic and diluted	$(0.70)	$(0.58)	$0.38	$(0.01)	$0.56

2001
Total revenues	$23,235	$23,494	$23,345	$20,544	$90,618
Operating loss	(4,915)	(2,970)	(3,591)	(4,526)	(16,002)
Net loss	(12,628)	(10,151)	(10,289)	(10,346)	(43,414)
Net loss per share, basic and diluted	$(1.13)	$(0.91)	$(0.92)	$(0.93)	$(3.89)

      Net income (loss) per share amounts for each quarter are required to be computed independently and do not necessarily equal the amount computed on an annual basis. During the third quarter of 2002, the Company recorded a gain on debt extinguishment of $181.0 million relating to the debt restructuring described in Note 4. The Company also recorded a $2.8 million loss from exit and disposal activities during the third quarter of 2002 related to the closing of the Company’s former headquarters in Tampa, FL (see Note 5). As described in Note 5, the third and fourth quarters of 2002 include the results of operation of PhoneTel after July 24, 2002, the date of acquisition.

20.  SUBSEQUENT EVENT

      On March 10, 2003, the Company received $4.9 million relating to the sale of a portion of the Company’s accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which approximately $1.0 million relates to prepetition amounts due for the second and third quarters of 2002 and approximately $3.9 million relates to the amount due from WorldCom under the Interim Order relating to dial-around compensation (see Note 18). In March 2003, the Company used $3.0 million of this amount to pay a portion of the Company’s balance due under the Company’s Senior Credit Facility (including a $2.2 million prepayment of such debt) and plans to use $1.0 million, which is being held in escrow by the Company’s Senior Lenders, to fund new business initiatives.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in the Registrant’s accountants during the two most recent fiscal years, other than as previously reported. There have been no disagreements with the Registrant’s accountants on any matter of accounting principles or practice or financial statement disclosure at any time during the two most recent fiscal years.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The description of the directors and executive officers of the Registrant is incorporated herein by reference to the section of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”), entitled “Election of Directors”, which Proxy Statement is expected to be filed in April 2003. In addition, the information set forth in the section of the Proxy Statement entitled “Section 16(a), Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      Incorporated by reference from the section of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled “Executive Compensation”, which Proxy Statement is expected to be filed in April 2003.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the section of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management”, which Proxy Statement is expected to be filed in April 2003.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the section of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders entitled “Executive Compensation-Certain Transactions”, which Proxy Statement is expected to be filed in April 2003.

PART IV

ITEM 14.	Disclosure Controls and Procedures

      As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed with, and as part of, this Annual Report on Form 10-K.

1.   Financial Statements

      See Part II.

2.   Financial Statement Schedules

      None

3.   Exhibits

      See Exhibit Index on the following page.

(b)	Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the fourth quarter of 2002.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of Davel Communications, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 (Registration No. 333-67617) dated November 20, 1998).
3.2	Restated By-laws of Davel Communications, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-4 (Registration No. 333-67617) dated November 20, 1998).
3.3	Certificate of Amendment to the Certificate of Incorporation of Davel Communications, Inc. (incorporated by reference from the Company’s Form 8-K dated August 1, 2002).
10.1	Credit Agreement, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., the Domestic Subsidiaries of Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Madeleine L.L.C., and ARK CLO 2000-1, Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2002).
10.2	Security Agreement, dated as of February 19, 2002, by and among Davel Communications, Inc., Davel Financing Company, L.L.C., the Domestic Subsidiaries of Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Madeleine L.L.C., and ARK CLO 2000-1, Limited (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2002).
10.3	Davel Communications, Inc. Amended and Restated 2000 Long-Term Equity Incentive Plan, (incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001) as amended through February 11, 2002.
10.4	First Amendment, dated as of May 14, 2002, to the Credit Agreement, dated as of February 19, 2002, among Davel Communications, Inc., Davel Financing Company, L.L.C., the Domestic Subsidiaries thereof as Guarantors, PhoneTel Technologies, Inc., Cherokee Communications, Inc., and the lenders named therein (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Davel Communications, Inc., filed with the SEC on May 15, 2002).
10.5	Amended, Restated, and Consolidated Credit Agreement, dated as of July 24, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein (incorporated by reference from the Company’s Form 8-K dated August 1, 2002).
10.6	Amended, Restated, and Consolidated Security Agreement, dated as of July 24, 2002, by Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., and the domestic subsidiaries of each of the foregoing, in favor of Foothill Capital Corporation, as Agent, and the lenders as set forth in the Credit Agreement above (incorporated by reference from the Company’s Form 8-K for the year ended August 1, 2002).
10.7	Second Amendment, dated as of July 23, 2002, to the Credit Agreement, dated as of February 19, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc. and each of the domestic subsidiaries of the foregoing, Madeleine L.L.C. and ARK CLO 2000-1, Limited (incorporated by reference from the Company’s Form 8-K dated August 1, 2002).
10.8	First Amendment and Waiver to Amended, Restated, and Consolidated Credit Agreement, dated as of March 31, 2003, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein.
10.9	Third Amendment and Waiver, dated as of April 2, 2003, to the Credit Agreement dated as of February 19, 2002, by and among Davel Financing Company L.L.C., Phone Tel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., and the domestic subsidiaries of each of the foregoing, Madeleine L.L.C. and ARK CLO 2000-1, Limited.
21.1	Subsidiaries of Davel Communications, Inc.
99.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVEL COMMUNICATIONS, INC.

By:	/s/ JOHN D. CHICHESTER

John D. Chichester
Chief Executive Officer

Date: April 4, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN D. CHICHESTER John D. Chichester	Chief Executive Officer and Director	April 4, 2003

/s/ RICHARD P. KEBERT Richard P. Kebert	Chief Financial Officer	April 4, 2003

/s/ ANDREW C. BARRETT Andrew C. Barrett	Director	April 4, 2003

/s/ JAMES N. CHAPMAN James N. Chapman	Director	April 4, 2003

/s/ KEVIN P. GENDA Kevin P. Genda	Director	April 4, 2003

/s/ BRUCE W. RENARD Bruce W. Renard	Director	April 4, 2003

CERTIFICATION

I, John D. Chichester, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Davel Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ JOHN D. CHICHESTER

John D. Chichester
Chief Executive Officer

CERTIFICATION

I, Richard P. Kebert, certify that:

1.	I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of Davel Communications, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

    (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

/s/ RICHARD P. KEBERT

Richard P. Kebert
Chief Financial Officer