Form 10-K/A
period 2002-12-31
DAVEL COMMUNICATIONS INC
filed 2003-04-30
CIK 1072881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

(Mark one)
    (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                          OR

    (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM              TO               .

                        COMMISSION FILE NUMBER 000-25207

                           DAVEL COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   59-3538257
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

        1001 LAKESIDE AVENUE
             CLEVELAND, OH                                      44114
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes     No  X
                                        ---    ---
As of April 25, 2003 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1,308,310 based upon the closing price on April 25, 2003 of $0.01. As of April 25, 2003, there were 615,018,963 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                           DAVEL COMMUNICATIONS, INC.

                           FORM 10-K/A-1 ANNUAL REPORT

                                TABLE OF CONTENTS

The undersigned registrant hereby amends the following items of its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as set forth in the pages attached hereto.

  Cover Page                                                                                                        1

Part III
       Item 10     Directors and Executive Officers                                                                 2
       Item 11     Executive Compensation                                                                           5
       Item 12     Security Ownership of Certain Beneficial Owners and Management                                  10
       Item 13     Certain Transactions                                                                            11
       Item 15     Exhibits                                                                                        11
       Item 16     Principal Accountant Fees and Services                                                          11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

         Davel Communications, Inc. ("Davel" or the "Company") has five directors. As part of the merger with PhoneTel Technologies, Inc. ("PhoneTel" and the "PhoneTel Merger", respectively), each member of the Board of Directors was elected to serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified.

         The following table sets forth certain information for each director.

                                         DIRECTOR
                                       CONTINUOUSLY
               NAME                       SINCE            AGE
               ----                 -------------------    --------

Andrew C. Barrett                   July 24, 2002            63
James N. Chapman                    July 24, 2002            40
John D. Chichester                  July 24, 2002            54
Kevin P. Genda                      July 24, 2002            38
Bruce W. Renard                     July 24, 2002            49

         Andrew C. Barrett has been the managing director of The Barrett Group, Inc., a company providing consulting services to the telephone, media, and cable industries, since 1997. Prior to that time, Mr. Barrett was a commissioner of the FCC from 1989 to 1996 and a commissioner for the Illinois Commerce Commission from 1980 to 1989. During his regulatory career, Mr. Barrett was a member of the National Association of Regulatory Utility Commissioners (NARUC) executive committee and the NARUC committee on communications and a chairman of the NARUC Committee on Water. Mr. Barrett is currently a director of Telecommunications Systems, Inc.

         James N. Chapman is associated with Regiment Capital Advisors, LLC which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. In addition to the Company, Mr. Chapman serves as a member of the board of directors of Coinmach Corporation, Meridian Rail, LLC and Southwest Royalties, Inc.

         John D. Chichester served as Chief Executive Officer of the Company since July 24, 2002. He also served as a Director of PhoneTel since November 1999 and as President and Chief Executive Officer of PhoneTel since March 1999. Prior to joining PhoneTel, Mr. Chichester served as a Director and Executive Vice President of Urban Telecommunications, Inc. and continues to serve in that capacity. From 1970 to 1992, Mr. Chichester held various positions with the Public Communications Department of NYNEX including Director of Operations where he directed that company's payphone operations.

         Kevin P. Genda has served as Managing Director of Cerberus Capital Management, L.P. since 1995 and the Senior Vice President-- Chief Credit Officer of Ableco Finance LLC, an affiliate of Cerberus, since Ableco's founding four years ago. Mr. Genda oversees Cerberus's asset-based lending activities. Prior to joining Cerberus and Ableco in 1995, Mr. Genda was Vice President for new business origination and evaluation at Foothill Capital Corporation, where he was active in loan origination and distressed investing. Mr. Genda previously worked at Huntington Holdings, a $300 million leveraged buyout firm, and at The CIT Group/Business Credit, Inc. as an analyst for new investments and credits.

         Bruce W. Renard became President of Davel on July 11, 2001 and held that position until July 24, 2002. Mr. Renard joined Davel in December 1998 as Senior Vice President of Regulatory & External Affairs and Associate General Counsel, and was later named General Counsel in August 1999. Prior to joining Davel, Mr. Renard served as General Counsel, Executive Vice President, and Vice President of Regulatory Affairs for Peoples Telephone from January 1992 to December 1998. Prior to joining Peoples Telephone, Mr. Renard provided legal and consulting services to the telecommunications industry from 1984 to 1991. Prior to that time, Mr. Renard served as Associate General Counsel for the Florida Public Service Commission from 1979 to 1983. Mr. Renard currently serves as Vice Chairman and Director of the American Public Communications Council, the national public communications industry association, and as a Director of several state public communications trade associations.

EXECUTIVE OFFICERS

The following table sets forth the names and ages of the Company's executive officers and their positions with the Company:

                Name      Age                               Position
                ----      ---                               --------

 John D. Chichester        54     Chief Executive Officer, Director
 Tammy L. Martin           38     General Counsel


         Tammy L. Martin has served as General Counsel of the Company since September 5, 2002. Prior to that time, Ms. Martin served as General Counsel of AmericanGreetings.com, Inc. since December 2000. From March 2000 to June 2000 she was Chief Financial Officer and General Counsel for Portalvision, Inc. For seven years prior thereto, Ms. Martin held several senior management positions with PhoneTel, including Chief Administrative Officer, General Counsel and Secretary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this
Item 10 any failure to file by these dates during 2002. During 2002, Kevin P. Genda, a Director of the Company, made an untimely filing and Tammy L. Martin filed her Form 3 on April 30, 2003 instead of its due date, September 15, 2002. To its knowledge, all other reporting persons of the Company satisfied these filing requirements in 2002.

         In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION:

         The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the four highest paid executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 2002.

                                                   SUMMARY COMPENSATION TABLE

                                    Annual Compensation                              Long-Term Compensation
                                    -------------------                              ----------------------

                                                                                     Restricted
                                                                                       Stock       Securities
                                                                              -        Awards;     Underlying
          Name and                                                    Other Annual      LTIP         Options/     All Other
     Principal Position        Year       Salary        Bonus         Compensation     Payouts         SARs      Compensation
     ------------------        ----       ------        -----         ------------     -------     -----------    ------------
 JOHN D. CHICHESTER(1)          2002    $164,528      $150,000             --            --            --               --
 Chief Executive Officer        2001          --            --             --            --            --               --
                                2000          --            --             --            --            --               --

 BRUCE W. RENARD(2)             2002     169,231       100,000             --            --            --               --
 Former President               2001     200,000       216,667             --            --            --        $ 260,000 (3)
 and General Counsel            2000     179,800        66,667             --            --            --          132,136 (4)

 MARC S. BENDESKY(5)(6)         2002     157,692       100,000             --            --            --               --
 Former Chief                   2001     200,000        50,000             --            --            --               --
 Financial                      2000      44,615        11,250             --            --            --               --
 Officer

 LAWRENCE T. ELLMAN(7)          2002     156,539       100,000             --            --            --               --
 Former Senior Vice             2001     185,000        50,000             --            --            --          240,500 (3)
 President of National          2000     175,127        25,000             --            --            --               --
 Accounts

(1) Includes compensation for serving as Chief Executive Officer since July 24, 2002.

(2) Includes compensation for serving as President from July 11, 2001 to July 24, 2002 and as General Counsel from January 1, 2000 to July 11, 2001.

(3) All other compensation represents contract buyouts in 2001 for Mr. Renard and Mr. Ellman. See "Employment Agreements" for disclosure on the terms of the contract buyouts.

(4) All other compensation represents reimbursed relocation expenses in 2000.

(5) Mr. Bendesky was appointed Chief Financial Officer in October 2000, at an annual salary of $200,000, and served in that capacity until July 24, 2002.

(6) Fees of $82,600 and $56,667 were also paid to Tatum CFO Partners, LLP as compensation for Mr. Bendesky's services to Davel in 2002 and 2001, respectively. In addition, Davel paid Tatum CFO Partners, LLP fees totaling $13,875 in 2002 and $125,000 in 2001 for other finance support services. Mr. Bendesky is a partner of Tatum CFO Partners, LLP.

(7) Includes compensation for serving as Senior Vice President of National Accounts from January 1, 2000 to July 24, 2002.

                       OPTION GRANTS IN LAST FISCAL YEAR

                No options were granted in the last fiscal year.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                   Value of
                                                                                                 Unexercised
                                                                                                 In-the-Money
                                                               Number of Shares Underlying        Options at
                           Number of Shares                       Unexercised Options at      December 31, 2002
                              Acquired on         Value             December 31, 2002            Exercisable/
  Name                        Exercise(1)      Realized(1)      Exercisable/Unexercisable      Unexercisable(2)
  ----                        -----------      -----------      -------------------------      ----------------
  John D. Chichester (3)          --                --                  227,913 / 0                $615 / $0
  Lawrence T. Ellman              --                --                   56,565 / 0                   0 /  0
  Bruce W. Renard                 --                --                   73,015 / 0                   0 /  0


(1)      There were no option exercises in the last fiscal year.

(2) Equals the greater of (i) zero or (ii) the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 2002, at which date the closing price of the Common Stock as quoted on the Nasdaq over-the-counter bulletin board was $0.01 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

(3)      Represents stock options vested pursuant to the terms of the PhoneTel
         Merger.

COMPENSATION OF DIRECTORS

         At its November 2, 2000 regular meeting, the Board approved a resolution that the directors of the Company who are not employees receive, as their sole and exclusive compensation for their service to the Company, the following: (i) options exercisable for 12,000 shares of Common Stock of the Corporation pursuant to the Davel Communications, Inc. Stock Option Plan, to be granted at the beginning of each year of service on the date of the Annual Meeting of Stockholders, and (ii) a cash payment equal to $1,000 for each meeting of the Board of Directors or any committee thereof, plus reimbursement of any reasonable travel expenses; and (iii) medical/health insurance for those requesting same; and, that any previously existing director compensation policy was thereby terminated and abandoned. From January 1, 2002 through July 24, 2002 former Davel non-employee directors of the Company were paid a total of $38,000 for services rendered in connection with such meetings. At its September 10, 2002 regular meeting, the Board approved a resolution amending the foregoing compensation policy and providing that the directors of the Company who are not employees receive, as their sole and exclusive compensation for their service to the Company an annual cash retainer in the amount of $25,000, plus reimbursement for any reasonable travel expenses. In accordance with the foregoing, pro-rata directors fees in an amount equal to $39,388 were paid to non-employee directors in January 2003 for services rendered after July 24, 2002.

INCENTIVE COMPENSATION

       Prior to the PhoneTel Merger, the Compensation Committee of the Board established a mechanism by which executives of the Company were to be granted incentive compensation. The Company established bonus objectives based upon the objectives of the Company, departmental objectives and personal objectives of the Executive. The Board of Davel has adopted these bonus parameters, and during the calendar year 2003, intends to implement appropriate incentive compensation arrangements for the executives of the Company.

       The Company also maintains the Davel Communications Inc. 2000 Long-Term Equity Incentive Plan, the Company's principal stock option plan (the "Stock Option Plan"), pursuant to which the executive officers may be granted options to purchase common stock at the latest closing price that is available prior to the date the options are awarded. Under the Stock Option Plan, other employees may be granted restricted stock or options to purchase shares of Common Stock. The Compensation Committee of the Board currently administers the Stock Option Plan. The Compensation Committee determines which individuals will be granted options, the number of shares to be subject to options and other terms and conditions applicable to the grants. No options were granted to executive officers during 2002.

401(K) PLAN

       The Company maintains a 401(k) Plan (the "Old Davel Plan"), which was available to all employees of the Company, including its executive officers. During 2002 the Company provided a matching contribution to the Plan up to a maximum of 1.5% of the salary of the contributing employee. The Company's contribution to an employee's account vests over a period of five years. In 1999, the 401(k) plan of the Company was merged with the plans of Peoples Telephone and Communications Central Inc., subsidiaries of the Company. PhoneTel also has a 401(k) plan that provides for but does not require Company contributions to the plan. There were no Company contributions to the PhoneTel plan during 2002. Effective January 1, 2003, the plan name was changed to the Davel Communications, Inc Employee Saving Plan (the "New Davel Plan") and substantially all employees of the Company are eligible to participate upon completion of the minimum term of service. Beginning January 1, 2003, employees can elect to make contributions to the New Davel Plan but will no longer be permitted to make contributions to the Old Davel Plan. No matching contributions are expected to be made under the New Davel Plan during 2003.

EMPLOYMENT AGREEMENTS

         Effective September 4, 2002 Davel entered into an employment agreement with Tammy L. Martin to serve as its General Counsel. The employment agreement had a term of one year commencing September 4, 2002 and may be extended for an additional one-year period. The employment agreement provided for an annual base salary of $175,000 during the term of the employment agreement, as well as participation in those benefit and bonus programs provided to other similarly situated executives of the Company.

         Effective April 1, 2000 PhoneTel entered into an employment agreement with John D. Chichester to serve as the President and Chief Executive Officer of PhoneTel. The employment agreement had a term of two years from April 1, 2000 that may be extended for an additional one-year period. On February 28, 2002, the employment agreement was amended to change the extended term from one year to successive periods of 90 days which automatically renew until canceled, and to amend certain other provisions relating to Mr. Chichester's bonus. In connection with the PhoneTel Merger, Mr. Chichester was retained as Davel's Chief Executive Officer. The Company and Mr. Chichester continue to negotiate the terms of a revised employment agreement.

         Following the Peoples Telephone Merger, the Company also entered into employment agreements with Lawrence T. Ellman and Bruce W. Renard. (Messrs. Ellman and Renard for purposes hereof shall hereafter be collectively referred to as the "Executives"). The employment agreements provided for an initial employment period through December 31, 2000, with automatic one-year renewals unless either party notified the other at least 60 days prior to the end of any term. The employment agreements provided for an annual base salary of at least $170,000 for Mr. Ellman and $170,000 for Mr. Renard. The employment agreements provide for employment of such persons in their current respective positions, subject to change or reassignment of duties by the Company.

         Effective November 1, 2001, the Executives entered into letter agreements with Davel that had the effect of terminating the existing employment agreements. Pursuant to his November 1, 2001 letter agreement, Mr. Renard received a $260,000 one-time payment in exchange for (i) a termination of his employment agreement, including the right to any severance payment upon a change of control of the Company, (ii) a covenant not to compete, (iii) a covenant not to solicit employees or customers, (iv) a covenant to protect the confidentiality of Company information and (v) a mutual release and waiver of claims. Pursuant to his November 1, 2001 letter agreement, Mr. Ellman received a $240,500 one-time payment in exchange for (i) a termination of his employment agreement, including the right to any severance payment upon a change of control of the Company, (ii) a covenant not to compete, (iii) a covenant not to solicit employees or customers, (iv) a covenant to protect the confidentiality of Company information and (v) a mutual release and waiver of claims. Pursuant to their letter agreements, the Executives had agreed to continue to be employed by the Company, on an at-will basis, in their then current capacities and at the same salary and bonus levels as are set forth in their terminated employment agreements. The employment of the Executives was terminated on September 30, 2002, in connection with the PhoneTel Merger.

         On October 4, 2000, the Company entered into an employment agreement with Marc S. Bendesky. Pursuant to the agreement, Mr. Bendesky was to serve as the Chief Financial Officer of the Company until December 31, 2001. During the employment period, the base salary under the agreement was set at $200,000 per year, plus a 20% retainer to TatumCFO Partners. In addition, the Board was permitted to award an incentive cash bonus up to $50,000. If the Company terminated Mr. Bendesky other than for "cause" or "disability," the Company was required to pay severance in an amount equal to two months' base salary. Effective January 1, 2002, the Company extended the agreement until December 2002 on substantially the same terms and conditions as those set forth in the original agreement. Mr. Bendesky remained employed with the Company through the expiration of the agreement, at which time his employment was terminated pursuant to the terms of the agreement.

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

2002 Compensation

         The 2002 compensation of executive officers was established at levels consistent with the previous employment agreements between the Company and Mr. Elman and Mr. Renard, which were terminated on or around November 2001 and as established in Mr. Bendsky's and Mr. Chichester's employment agreements with the Company and PhoneTel, respectively. The Board of the Company has reviewed the terms of the employment agreements and found them to be generally consistent with the Committee's policies regarding executive compensation. The Compensation Committee of the Board intends to further review all aspects of the compensation for its executives during 2003.

         There were four potential elements of compensation of the executive officers for 2002: base salary, an annual cash bonus, stock options granted under the Stock Option Plan and annual stock grants.

         Each executive officer's 2002 base salary was established at the beginning of the term of his employment or consulting agreement. Base salaries of all officers were intended to be relatively moderate and are believed to be at or below the median of the base salaries paid in 2002 by public telecommunications companies of a size comparable to the Company. The employment agreements did not provide for automatic increases in the base salary of any of the executive officers.

         Each executive officer was entitled to a bonus determined by reference to his employment agreement based on his efforts to help the Company reach its goals and objectives.

         In an effort to provide a long-term incentive for future performance that aligns the executive officers' interests with the interests of stockholders, executive officers are eligible for participation in the Company's Stock Option Plan. Stock options are intended to provide an incentive for the creation of stockholder value over the term of several years since the full benefit of options will be realized only if the price of common stock appreciates over that term. In 2002, no stock options were granted to the executive officers of the Company with respect to the Company's performance in 2001. The Company also may award stock grants under the Stock Option Plan. Stock awarded under the Stock Option Plan would contain certain restrictions on transfer. Awarding stock with restriction on its transfer provides further long-term incentives that align the interests of the executive officers with the interests of stockholders.

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

                                             James Chapman, Chairman
                                             Andrew Barrett
                                             Kevin Genda

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

The Audit Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2002 with management and the independent auditors. Management has the responsibility for the preparation and integrity of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with management and the independent auditors, the Audit Committee recommended to the Board that the Company's audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003.

                                                     Kevin Genda, Chairman
                                                     Andrew Barrett
                                                     James Chapman

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS AND BENEFICIAL OWNERS

         The following table sets forth information regarding shares of the Company's common stock, par value $0.01 per share, beneficially owned, as of April 25, 2003, by the Company's directors, named executive officers and 5% stockholders.

                                                                                     Number of Shares        Percentage of
           Name and Address (1)                                                    Beneficially Owned               Class
           --------------------                                                    ------------------  -------------------
     Andrew C. Barrett (3) (7)                                                                     0                     *
     James M. Chapman (3) (7)                                                                      0                     *
     John D. Chichester (2) (3) (7) (8)                                                      227,913                     *
     Lawrence T. Ellman (4) (5) (7)                                                           56,565                     *
     Bruce W. Renard (3) (4) (6) (7)                                                          74,043                     *
     Kevin P. Genda (3)(7)                                                                         0                     *
     Marc S. Bendesky (4) (7)                                                                      0                     *

     ARK CLO 2000-1, Limited                                                              53,621,855                 8.72%
     C/O Patriarch Partners, LLC
     112 South Tryon Street, Suite 700
     Charlotte, NC 28284

     Cerberus Partners, L.P.                                                             225,907,083                36.73%
     450 Park Avenue, 28th Floor
     New York, NY 10022

     Foothill Capital Corporation                                                         76,747,150                12.48%
     2450 Colorado Avenue, Suite 3000 West
     Santa Monica, CA 90404

     Foothill Partners III, L.P.                                                          76,747,150                12.48%
     2450 Colorado Avenue, Suite 3000 West
     Santa Monica, CA 90404

     Stix Partners, L.P.                                                                  51,164,764                 8.32%
     450 Park Avenue, 28th Floor
     New York, NY 10022
     All current directors and executive officers as a group (7 persons)                     358,521                     *


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

(4)      Such person is a former officer and employee of the Company.

(5) Includes 56,565 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Company's stock option plan.

(6) Includes 73,015 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Company's stock option plan.

(7) The address of such directors and officers, unless otherwise noted, is 1001 Lakeside Avenue, Seventh Floor, Cleveland, Ohio 44114.

(8) Includes 227,913 shares that could be acquired within 60 days upon the exercise of options granted by PhoneTel.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information relating to the Company's equity compensation plans, including individual compensation arrangements, as of December 31, 2002:


                                            Number of securities to      Weighted average
                                            be issued upon exercise     exercise price of      Number of securities
                                            of outstanding options,    outstanding options,    remaining available
Plan category                                 warrants and rights      warrants and rights     for future issuance
-------------                               -----------------------    --------------------    -------------------
Equity compensation plans approved
by security holders     (a)                         639,217                  $7.19                 2,037,560

Equity compensation plans not approved
by security holders     (b) (c)                     534,559                  $1.16                26,193,010
                                                  ---------                                       -----------
Total                                             1,173,776                  $4.45                28,230,570
                                                  =========                                       ==========


(a) Includes options to acquire 23,505 shares of common stock with a weighted average exercise price of $22.00 that were originally granted by companies acquired by the Registrant.

(b) The number of securities to be issued upon exercise of outstanding options consist of options to acquire 162,598 shares of common stock under individual compensation arrangements granted by companies acquired by the registrant and options to acquire 371,961 shares of common stock granted under the PhoneTel 1999 Management Incentive Plan (the "PhoneTel Plan"). The PhoneTel Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and other awards to purchase up to 324,129 additional shares of common stock by officers, directors, and management employees. The PhoneTel Plan will continue in effect until December 31, 2009, unless sooner terminated. All outstanding options under the PhoneTel Plan and individual compensation arrangements were exercisable at December 31, 2002 and expire at various dates through March 31, 2005.

(c) The number of securities remaining available for future issuance includes 25,780,208 of the 26,780,208 shares available under the Company's 2000 Long-Term Equity Incentive Plan that were authorized in connection with the PhoneTel Merger. (See Note 13 to the Company's consolidated financial statements for the material features of the plan). It also includes 324,129 and 88,673 securities available for future issuance under the PhoneTel Plan and individual compensation arrangements, respectively.

ITEM 13.  CERTAIN TRANSACTIONS

         Mr. Chichester, the Company's Chief Executive Officer and Director, is a director, executive vice president and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the year ended December 31, 2002 the Company had revenue of $962,000 from various telecommunications contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Accounts receivable include $799,000 at December 31, 2002 due from Urban. Additionally, commencing in January 2003 Urban began providing the Company with pay telephone management and other services for the Company's pay telephone installations located in and around New York, New York.

         Mr. Renard, a Director of the Company and former Executive Officer of the Company entered into a six-month consulting agreement following the termination of his employment with the Company. In connection with the consulting agreement, Mr. Renard is to provide regulatory consulting services in consideration of the sum of $12,500 per month, plus reimbursement for the costs incident to the maintenance of family medical insurance.

         Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such persons will be subject to the approval of a majority of the disinterested members of the Board of Directors.

ITEM 15.  EXHIBITS

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 16.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the years ended December 31, 2002 and 2001, the Company paid Aidman, Piser & Company, P.A. ("Aidman, Piser"), the Company's principal accountants, the following fees for audit and non-audit services:

         AUDIT FEES

                  Aidman, Piser billed the Company an aggregate of $121,500 and $130,000 for audit fees in 2002 and 2001, respectively.

         AUDIT RELATED FEES

                  In 2002, Aidman, Piser billed the Company $34,500 for assurance and related services. No such services were rendered or billed by Aidman, Piser in 2001.

         TAX FEES

                  Aidman, Piser billed the Company $65,000 in 2002 and $85,000 in 2001 for income tax services rendered to the Company.

         ALL OTHER FEES

                  Aidman, Piser billed the Company $77,000 in 2002 for all other services, including services related to the PhoneTel Merger. No other services were rendered by Aidman, Piser during 2001.

         The Audit Committee is currently developing a pre-approval policy for audit and non-audit services. None of the above described non-audit services were pre-approved by the current Audit Committee.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DAVEL COMMUNICATIONS, INC.

                                            By: /s/ John D. Chichester
                                               ---------------------------
                                               John D. Chichester
                                               Chief Executive Officer

Date:    April 30, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                  TITLE                            DATE
      ---------                                  -----                            ----
 /s/ John D. Chichester                  Chief Executive Officer             April 30, 2003
-------------------------------              and Director
John D. Chichester


/s/ Donald L. Paliwoda                            Interim                     April 30, 2003
-------------------------------            Chief Financial Officer
Donald L. Paliwoda

/s/ Andrew C. Barrett                             Director                   April 30, 2003
-------------------------------
Andrew C. Barrett

 /s/ James N. Chapman                             Director                   April 30, 2003
-------------------------------
James N. Chapman

 /s/ Kevin P. Genda                               Director                   April 30, 2003
-------------------------------
Kevin P. Genda

 /s/ Bruce W. Renard                              Director                   April 30, 2003
-------------------------------
Bruce W. Renard

                                  CERTIFICATION

I, John D. Chichester, certify that:

1. I have reviewed this annual report on Form 10-K/A-1 for the year ended December 31, 2002 of Davel Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on April 4, 2003, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003


                             /s/ John D. Chichester
                             ----------------------
                               John D. Chichester
                             Chief Executive Officer

                                  CERTIFICATION

I, Donald L. Paliwoda, certify that:

1. I have reviewed this annual report on Form 10-K/A-1 for the year ended December 31, 2002 of Davel Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements included in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on April 4, 2003, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 30, 2003

                             /s/ Donald L. Paliwoda
                             ----------------------
                               Donald L. Paliwoda
                         Interim Chief Financial Officer