Form 10-Q
period 2003-03-31
DAVEL COMMUNICATIONS INC
filed 2003-05-15
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No X

As of May 09, 2003, there were 615,018,963 shares of the Registrant's Common Stock outstanding.


================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets......................................................................................1

Consolidated Statements of Operations............................................................................2

Consolidated Statements of Cash Flows............................................................................3

Consolidated Statements of Shareholders' Equity (Deficit) and Other Comprehensive Income (Loss)..................4

Notes to Consolidated Financial Statements.......................................................................5

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations...........................16

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk......................................................25

ITEM 4

Disclosure Controls and Procedures..............................................................................25

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings...............................................................................................27


ITEM 6

Exhibits and Reports on Form 8-K................................................................................27


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                    MARCH 31                    DECEMBER 31
                                                                                     2003                          2002
                                                                                   ----------                   -----------
ASSETS
      Current assets:
           Cash and cash equivalents ..........................                    $   7,487                     $   6,854
           Accounts receivable, net of allowance for doubtful
           accounts of $1,870 at December 31, 2002.............                       10,962                        16,807

           Other current assets ...............................                        3,820                         3,286
                                                                                   ---------                     ---------
                    Total current assets ......................                       22,269                        26,947


      Property and equipment, net .............................                       37,349                        41,855
      Location contracts, net .................................                       16,869                        18,043
      Goodwill ................................................                       17,455                        17,455
      Other assets, net .......................................                        2,525                         2,316
                                                                                   ---------                     ---------
                    Total assets ..............................                    $  96,467                     $ 106,616
                                                                                   =========                     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
           Current maturities of long-term debt and obligations
             under capital leases                                                  $   9,972                     $  11,449
           Accrued interest ...................................                           41                           104
           Accrued commissions payable ........................                       11,278                        11,986
           Accounts payable and other accrued expenses ........                       20,011                        21,158
                                                                                   ---------                     ---------
                    Total current liabilities .................                       41,302                        44,697
      Long-term debt and obligations under capital leases .....                      116,217                       118,229
                                                                                   ---------                     ---------
                    Total liabilities .........................                      157,519                       162,926
                                                                                   ---------                     ---------

      Commitments and contingencies ...........................                         --                            --
      Shareholders' deficit:
           Preferred Stock - $0.01 par value, 1,000,000 shares                          --                            --
           authorized, no shares outstanding
           Common Stock - $0.01 par value, 1,000,000,000 shares
           authorized, 615,018,963 shares
               issued and outstanding at March 31, 2003                                6,150                         6,150
               and December 31, 2002
           Additional paid-in capital .........................                      144,210                       144,210
           Accumulated deficit ................................                     (211,412)                     (206,670)
                                                                                   ---------                     ---------
                    Total shareholders' deficit ...............                      (61,052)                      (56,310)
                                                                                   ---------                     ---------
                    Total liabilities and shareholders' deficit                    $  96,467                     $ 106,616
                                                                                   =========                     =========



   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  THREE MONTH ENDED MARCH 31
                                                                       -----------------------------------------------
                                                                             2003                             2002
                                                                       ---------------                   --------------
REVENUES:
      Coin calls ...................................                    $      13,179                     $      12,222
      Non-coin calls ...............................                            5,811                             5,040
      Dial-around compensation adjustment ..........                            3,928                              --
                                                                        -------------                     -------------
                     Total revenues ................                           22,918                            17,262
                                                                        -------------                     -------------

OPERATING EXPENSES:
      Telephone charges ............................                            7,055                             4,080
      Commissions ..................................                            4,024                             3,887
      Service, maintenance and network costs .......                            6,316                             4,846
      Depreciation and amortization ................                            5,860                             4,969
      Selling, general and administrative ..........                            2,554                             2,772
      Exit and disposal activities .................                              311                              --
                                                                        -------------                     -------------
                     Total costs and expenses ......                           26,120                            20,554
                                                                        -------------                     -------------
                     Operating loss ................                           (3,202)                           (3,292)

OTHER INCOME (EXPENSE):
      Interest expense (net) .......................                           (1,586)                           (4,553)
      Other ........................................                               46                                 4
                                                                        -------------                     -------------
                     Total other income (expense) ..                           (1,540)                           (4,549)
                                                                        -------------                     -------------
NET LOSS ...........................................                    $      (4,742)                    $      (7,841)
                                                                        =============                     =============

LOSS PER SHARE CALCULATION:

Net loss per common share, basic and diluted .......                    $      ( 0.01)                    $       (0.70)
                                                                        =============                     =============

Weighted average number of shares, basic and diluted                      615,018,963                        11,169,440
                                                                        =============                     =============


   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                               -----------------------
                                                                                                  2003          2002
                                                                                                ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss .............................................................................     $(4,742)     $(7,841)
      Adjustments to reconcile net income (loss) to net cash flow from operating activities:
           Depreciation and amortization ...................................................       5,860        4,969
           Amortization of deferred financing costs and non-cash interest ..................       1,288           15
           Loss on disposal of assets ......................................................           7            7
           Deferred revenue ................................................................        --            (41)
      Changes in assets and liabilities, net of assets acquired:
           Accounts receivable .............................................................       5,845        2,440
           Other current assets ............................................................        (534)      (2,187)
           Accrued commissions payable .....................................................        (708)      (1,056)
           Accounts payable and accrued expenses ...........................................      (1,140)      (5,102)
           Accrued interest ................................................................         (70)       4,265
                                                                                                 -------      -------
               Net cash from operating activities ..........................................       5,806       (4,531)
                                                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets .........................................................          (2)        --
      Capital expenditures .................................................................         (99)         (88)
      Payments for location contracts ......................................................         (41)         (84)
      Increase in other assets .............................................................        (299)        --
                                                                                                 -------      -------
               Net cash from investing activities ..........................................        (441)        (172)
                                                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from Senior Credit Agreement ............................................        --          5,000
      Debt issuance costs ..................................................................        --           (186)
      Payments on long-term debt ...........................................................      (4,666)        --
      Principal payments under capital leases ..............................................         (66)        (156)
                                                                                                 -------      -------
           Net cash from financing activities ..............................................      (4,732)       4,658
                                                                                                 -------      -------

           Net increase (decrease) in cash and cash equivalents ............................         633          (45)

Cash and cash equivalents, beginning of period .............................................       6,854        5,333
                                                                                                 -------      -------
Cash and cash equivalents, end of period ...................................................     $ 7,487      $ 5,288
                                                                                                 =======      =======


SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID ..............................................................................     $   261      $    83

                                                                                                 =======      =======



  The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
AND OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                               ACCUMULATED
                                      COMMON STOCK              ADDITIONAL                        OTHER
                              ---------------------------       PAID-IN        ACCUMULATED    COMPREHENSIVE
                                 SHARES          AMOUNT         CAPITAL           DEFICIT         LOSS
                              -------------   ------------    -----------     --------------  -------------
Balances December 31, 2001      11,169,440   $         112   $     128,503   $    (358,421)   $        (7)


Issuance of common stock --
  debt exchange ...........    380,612,730           3,806           9,896            --               --

Issuance of common stock --
  PhoneTel merger .........    223,236,793           2,232           5,805            --               --

Issuance of stock options --
  PhoneTel merger .........           --              --                 6            --               --
Market change on interest
collar ....................           --              --              --              --                7
Net income ................           --              --              --           151,751             --
                             -------------   -------------   -------------   -------------    -------------
Balances December 31, 2002     615,018,963           6,150         144,210        (206,670)            --

Net loss ..................           --              --              --            (4,742)            --
                             -------------   -------------   -------------   -------------    -------------
Balances March 31, 2003 ...    615,018,963   $       6,150   $     144,210   $    (211,412)   $        --
                             =============   =============   =============   =============    =============



                                  TOTAL
                              SHAREHOLDERS'
                                 EQUITY         COMPREHENSIVE
                                (DEFICIT)           LOSS
                               -------------   --------------
Balances December 31, 2001    $    (229,813)

Issuance of common stock --
  debt exchange ...........          13,702               --

Issuance of common stock --
  PhoneTel merger .........           8,037               --

Issuance of stock options --
  PhoneTel merger .........               6               --
Market change on interest
collar ....................               7    $           7
Net income ................         151,751          151,751
                             --------------    -------------
Balances December 31, 2002          (56,310)   $     151,758
                                               =============
Net loss ..................          (4,742)          (4,742)
                             --------------    -------------
Balances March 31, 2003 ...   $     (61,052)   $     (43,421)
                             ==============    =============






  The accompanying notes are an integral part of these financial statements

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003


1. BASIS OF PRESENTATION

     Davel Communications, Inc. ("Davel" or the "Company") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 65,000 payphones in 48 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger - see Note 4 for exit and disposal activities), with field service offices in 36 geographically dispersed locations.

     The accompanying consolidated balance sheet of Davel Communications, Inc. and its subsidiaries at March 31, 2003 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002 and the consolidated statements of shareholders' deficit and other comprehensive income (loss) for the period ended March 31, 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results for the full year.

       On July 24, 2002, the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 3. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. ("PhoneTel") completed the merger described in Note 4 (the "PhoneTel Merger"), which has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the effective date of the merger.

2. LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3), the Company has incurred losses of approximately $29.2 million and $4.7 million for the year ended December 31, 2002 and for the three months ended March 31, 2003, respectively. As of March 31, 2003, the Company had a working capital deficit of $19.0 million and its liabilities exceeded its assets by $61.1 million.

     Further, as discussed in Note 8, the Company was not in compliance with the adjusted earnings (EBITDA) financial covenant included in the Junior Credit Facility in the first quarter of 2003. In addition, the Company did not pay a $0.8 million principal payment that was due on its Senior Credit Facility on December 31, 2002; such violation was cured by payment on January 28, 2003 from the proceeds of certain regulatory receipts and an additional prepayment of $2.2 million was made in March 2003 from the proceeds of a sale of the Company's WorldCom bankruptcy claim (see Note 7). On May 2, 2003, the Company paid the remaining balance due under its Senior Credit Facility. As a result, however, the Company was in default under these credit agreements during the first quarter of 2003. The Company has obtained an amendment or written waivers from its lenders that waive all noncompliance with the financial covenants for periods sufficient in management's view to bring the Company into compliance. Failure to maintain compliance with the terms, conditions and covenants of the Junior Credit Facility could result in the Junior indebtedness becoming immediately due and payable to the Junior Lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management has been actively engaged in the execution of a plan to mitigate these negative conditions and, ultimately, return the Company to profitability. Significant elements of the plan executed during 2002 and 2003 included (i) the payment of the remaining principal balance of the Company's Senior Credit Facility, (ii) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (iii) the removal of unprofitable payphones and (iv) the curtailment of operating expenses. Significant elements of management's plans for 2003 to bring the Company into a state of profitability include the further removals of unprofitable payphones, the further curtailment of operating expenses including reductions in telephone charges, and new business initiatives being planned by the Company.

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


3. DEBT RESTRUCTURING

     On July 24, 2002 (the "closing date"), immediately prior to the merger discussed in Note 4, the existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance, excluding fees, of $100.0 million (the "Junior Credit Facility") due December 31, 2005 (the "maturity date").

     Davel has accounted for its debt-for-equity exchange as a troubled debt restructuring. Accordingly, the Company has recognized a gain on extinguishment of the old debt based upon the difference between the carrying value of its old credit facility (including accrued interest) and the amount of the equity interest and new debt, including interest, issued by Davel to its lenders. The gain on debt extinguishment, included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2002, is as follows (in thousands):

Old Credit Facility:
  Principal balance ...........................................     $ 237,255
  Accrued interest ............................................        45,704
                                                                    ---------
  Carrying value ..............................................       282,959
 Common stock issued (380,612,730 shares at $0.036) ...........       (13,702)
 Principal balance of new debt ................................       (63,500)
 Interest, costs and fees on new debt (payable through maturity)      (24,780)
                                                                    ---------
 Gain on debt extinguishment ..................................     $ 180,977
                                                                    =========


     Following the PhoneTel Merger and the debt exchanges, the combined junior indebtedness of the Company has a face value of $101.0 million (including $1.0 million in loan origination fee), which amount may be prepaid without penalty. However, for accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date.

       In addition, the remaining amounts payable with respect to the PhoneTel portion have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%.

     Following the debt-for-equity exchange and the PhoneTel Merger, the creditors of the Company in the aggregate own 90.81% of the common stock of the Company on a fully diluted basis.


4. PHONETEL MERGER

     On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

     In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the merger. In addition 1,077,024 warrants and 339,000 options of PhoneTel were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. The warrants subsequently expired by their terms in November 2002. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price.

     In accordance with SFAS No. 141, Davel allocated the purchase price of PhoneTel to tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired is based upon estimates and assumptions of management. The goodwill recorded is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, the goodwill acquired will not be amortized but will be reviewed annually for impairment. The first impairment review was completed as of September 30, 2002 and no impairment was present. There were no indicators of impairment present at March 31, 2003. Purchased intangibles will be amortized on a straight-line basis over their respective useful lives.

     The PhoneTel Merger has been accounted for as a purchase business combination and the purchase price has been allocated as follows (in thousands):


Cash and cash equivalents .................     $  3,884
Accounts receivable .......................        4,612
Other current assets ......................        1,552
Property and equipment ....................       11,347
Intangible assets (location contracts) ....       19,821
Goodwill ..................................       17,455
Other assets ..............................          765
                                                --------
 Assets acquired ...........................      59,436
                                                --------
Accounts payable and other accrued expenses       (9,238)
Accrued commissions payable ...............       (3,367)
Senior credit facility (See Note 8) .......       (4,583)
Junior credit facility (See Note 8) .......      (32,206)
Other long-term debt (See Note 8) .........         (928)
                                                --------
 Liabilities assumed ......................      (50,322)
                                                --------
Net assets acquired .......................     $  9,114
                                                ========

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

UNAUDITED PRO FORMA RESULTS

     The following unaudited pro forma financial information (in thousands of dollars, except for per share amounts) gives effect to the PhoneTel Merger and the debt exchanges described in Note 3 and above as if they had occurred at the beginning of the period presented. Pro forma financial information is not intended to be indicative of the results of operations that the Company would have reported had the transactions been consummated as of the beginning of the period.

                                                            UNAUDITED PRO FORMA
                                                                INFORMATION
                                                          FOR THE THREE MONTHS ENDED
                                                               MARCH 31, 2002
                                                          --------------------------
Revenue ...............................................         $  26,014
Loss from operations before gain on debt extinguishment            (8,050)
Gain on debt extinguishment ...........................           172,657
                                                                ---------
Net income ............................................         $ 164,607
                                                                =========
Net loss per common share, basic and diluted: .........         $    0.27
                                                                =========

EXIT AND DISPOSAL ACTIVITIES

     In connection with the PhoneTel Merger, the Company terminated its Tampa, FL headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements and incurred severance costs related to terminated employees. Exit activities related to the Company were expensed as incurred or as otherwise provided in SFAS No. 146. Substantially all exit activities were completed prior to December 31, 2002 and, accordingly, management does not currently expect that any significant additional amounts will be incurred in connection with the closing of the Company's former headquarters facility. The following table reflects the components of exit and disposal activities included in the Company's consolidated statements of operations in the third and fourth quarters of 2002 (in thousands):


Abandonment or disposals of property and equipment     $1,308
Lease termination ................................        600
Employee severance ...............................        667
Other merger related expenses ....................        344
                                                       ------
                                                       $2,919
                                                       ======

     Subsequent to December 31, 2002, the Company also outsourced the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida. The Company incurred a loss from exit and disposal activities relating to this facility of approximately $0.3 million in the first quarter of 2003.


5.  RECENT ACCOUNTING PRONOUNCEMENTS

     During December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

     SFAS No. 148 does not require the Company to transition from the intrinsic value approach provided in APB Opinion No. 25, "Accounting for Employee Stock Based Compensation". In addition, the Company does not currently plan to transition to the fair value approach in SFAS No. 123. However, the Company adopted the additional disclosure requirements of SFAS No. 148 in 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Under Interpretation No. 45, guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, "Accounting for Contingencies". In addition, Interpretation No. 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation No. 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Interpretation No. 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.


6. DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, mandated dial-around compensation for both access code calls and 800 subscriber calls. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.


     On October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers ("PSPs"), including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls).

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. The new 24-cent rate became effective April 21, 1999. The 24-cent rate was also applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

     In a decision released January 31, 2002 (the "2002 Payphone Order") the FCC partially addressed the remaining issues concerning the "true-up" required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $.229, for the period commencing November 7, 1996 and ending on October 6, 1997 ("the interim period"), to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

     On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time.

     The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company. Based upon currently available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation refunds from other carriers, excluding WorldCom (see Note 7). However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. Subsequent to December 31, 2002, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received (see Note 7).

     On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

     Regulatory actions and market factors, often outside the Company's control, could significantly affect the Company's dial-around compensation revenues. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (ii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

7. SALE OF WORLDCOM CLAIM AND REGULATORY REFUNDS

     On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to 51% of the amount of the allowed claim in excess of the Scheduled Debt, if any, included in WorldCom's plan of reorganization as confirmed by the
U. S. Bankruptcy Court. If the amount of the allowed claim is less than the Scheduled Debt, the Company would be required to refund 51% of any such shortfall to the purchaser. The Company is not entitled to receive and is not required to reimburse the purchaser if the actual distribution percentage pursuant to WorldCom's plan of reorganization is more or less than 51% of the allowed claim. No assurance can be made that the bankruptcy court will allow the amount of the Company's proof of claim, or even the amount of the Scheduled Debt.

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 6. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt) and plans to use $1.0 million, which is being held in escrow by the Company's lenders, to fund new business initiatives. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the first quarter of 2003, the Company received $4.6 million of refunds of prior period telephone charges relating to the recently adopted "New Services Test" in certain states. Of this amount, $3.8 million and $0.8 million were recognized as reductions in telephone charges in the fourth quarter of 2002 and first quarter of 2003, respectively. Under the Telecom Act and related FCC Rules, LECs are required to make access lines that are provided for their own payphones equally available to PSPs to ensure that the cost to PSPs for obtaining local lines and service meet the FCCs new services test guidelines. The FCC's new services test guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.2 million of refunds pursuant to the "New Services Test" as a reduction of telephone charges in the Company's consolidated statements of operations in the first quarter of 2002.


8. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Following is a summary of long-term debt and obligations under capital leases as of March 31, 2003 and December 31, 2002 (in thousands):

                                                                                    MARCH 31     DECEMBER 31
                                                                                      2003          2002
                                                                                   ---------     -----------
SENIOR CREDIT FACILITY, due in monthly installments of $833.3 plus interest at
15% through June 30, 2003 ....................................................     $   1,167      $   5,833
JUNIOR CREDIT FACILITY, due December 31, 2005:
TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
capitalized interest of $10,442 at March 31, 2003 ............................        60,442         59,869
TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
capitalized interest of $12,302 at March 31, 2003 ............................        63,302         62,681
NOTE PAYABLE, ($1,188 face value) due November 16, 2004 ......................         1,024            987
CAPITAL LEASE obligations with various interest rates and maturity dates
through 2005 .................................................................           254            308
                                                                                   ---------      ---------
                                                                                     126,189        129,678
Less-- Current maturities ....................................................        (9,972)       (11,449)
                                                                                   ---------      ---------
                                                                                   $ 116,217      $ 118,229
                                                                                   =========      =========


     SENIOR CREDIT FACILITY

     Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing Junior Lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see
Note 3). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility.

     Interest on the funds loaned pursuant to the Senior Credit Facility accrued at the rate of fifteen percent (15%) per annum and was payable monthly in arrears. A principal amortization payment in the amount of $833,333 was due on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. The Senior Credit Facility included covenants that require the Company and PhoneTel to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Senior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

       The Senior Credit Facility was secured by substantially all assets of the Company. Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility on May 2, 2003, the senior security interests of the Senior Lenders terminated and the Junior Lenders obtained a first priority security interests in the Company collateral.

     On May 14 and July 23, 2002 and April 3, 2003, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. The Company did not pay the $833,333 principal payment that was due on December 31, 2002 until January 28, 2003 and was not in compliance with the financial covenant that limits the amount of cash expenses the Company is permitted to pay during January 2003. In March 2003, the Company also made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim, which includes a $2.2 million prepayment of such debt, as required under the Senior Credit Facility (see Note 7). The Company was also required to deposit approximately $1.0 million in escrow with the Senior Lenders to be used for new business initiatives planned by the Company. The Senior Lenders' rights with respect to these escrowed funds have transferred to the Junior Lenders upon payment in full of the Senior Debt in accordance with the agreements executed among the Junior and Senior Lenders. The Company has obtained waivers from its Senior Lenders which waive all defaults, including a waiver from the Company's Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

     JUNIOR CREDIT FACILITY

     On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the year ended December 31, 2002, approximately $4.6 million of interest was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

     As discussed in Note 3, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain relating to the extinguishments of its Old Credit Facility and the issuance of additional common stock to the creditors. For accounting and reporting purposes, with respect to Davel's portion of the new Junior Credit Facility ($64.1 million), all future cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, the remaining amounts payable with respect to the PhoneTel portion of the new Junior Credit Facility ($36.9 million) have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Junior Credit Facility (amounts in thousands):


                                                DAVEL        PHONETEL         TOTAL
                                             ---------      ---------      ---------

Face value of credit facilities ...........  $  64,135      $  36,865      $ 101,000
Premium: interest capitalization ..........     24,122             --         24,122
Discount: present value of acquired debt...         --         (4,658)        (4,658)
                                             ---------      ---------      ---------
Subtotal ..................................     88,257         32,207        120,464
Payment-in-kind interest ..................      4,629          2,672          7,301
Amortization of premiums and discounts ....     (4,753)           732         (4,021)
                                             ---------      ---------      ---------
                                             $  88,133      $  35,611      $ 123,744
                                             =========      =========      =========

     The Junior Credit Agreement is secured by substantially all assets of the Company and was subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Foothill Capital Corporation, as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003 the Company executed an amendment to its Junior Credit Facility (the "Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waives all defaults through the date of the amendment. It also amends the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 are not affected by the Amendment. As of March 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant, as amended. The Company has obtained a waiver from its Junior Lenders that waives this default as of March 31, 2003.

     NOTE PAYABLE

     In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. that provides for payment of principal, together with deferred interest at 5% per annum, on November 17, 2004. Cerberus Partners, L.P. and its affilliates are also lenders under the Senior and Junior Credit Facilities and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Senior Credit Facility and the Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%.



9. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION


     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted income (loss) per share is equal to basic income (loss) per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted income (loss) from continuing operations per weighted average common share outstanding were $(0.01) and $(0.70) for the three months ended March 31, 2003 and 2002, respectively.

     The following table reflects supplemental financial information related to stock-based employee compensation as of March 31, 2003 and 2002, as required by SFAS No. 148 (See Note 5, "Recent Accounting Pronouncements"); in thousands, except per share amounts:


                                                                      2003          2002
                                                                   ----------     --------
Net loss, as reported ........................................     $  (4,742)     $(7,841)
Net loss per share, as reported ..............................         (0.01)       (0.70)
Stock-based employee compensation costs used in the
  determination of net income (loss) .........................            --           --
Stock-based employee compensation costs that would have                   --


                                                                      2003          2002
                                                                   ----------     --------
been included in the determination of net income (loss) if the
fair value method had been applied to all awards .............            --         (191)
Unaudited pro forma net loss, as if the fair value method had
been applied to all awards ...................................        (4,742)      (8,032)
Unaudited pro forma net loss per share, as if the fair value
method had been applied to all awards ........................         (0.01)       (0.72)

10. COMMITMENTS & CONTINGENCIES

Litigation

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

     In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company was required to and has paid Picus $79,500, (iii) the Company paid Picus an additional $150,000 that was due no later than May 15, 2003; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement.

     On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc. DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint was forwarded to Davel's insurance carrier for action; however Davel's insurance carrier subsequently denied coverage. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

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


11. RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the quarter ended March 31, 2003, the Company earned revenue of $481,000 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. During the first quarter of 2003, the Company also incurred $32,000 of costs relating to payphone service and management charged by Urban. The net amount of accounts receivable due from Urban, including the remaining outstanding amount acquired in the PhoneTel Merger, was $841,000 and $799,000 at March 31, 2003 and December 31, 2002, respectively.


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

DEBT RESTRUCTURING AND PHONETEL ACQUISITION

     On July 24, 2002 (the "closing date"), the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 3 to the consolidated financial statements. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. ("PhoneTel") completed a merger transaction (the "PhoneTel Merger"), which has been accounted for as a purchase business combination (see Note 4). Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

GENERAL

     During the first three months of 2003, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the Company's payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones.

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


REGULATORY IMPACT ON REVENUE

Local Coin Rates


     In ensuring "fair compensation" for all calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and Independent Payphone Providers ("IPPs"), including the Company, increased rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and to $0.50, beginning in November 2001. In
2002 and 2003, the Company experienced lower coin call volumes on its payphones resulting from the increased rates, as well as from continued growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones.

Dial-around Compensation

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996, FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, mandated dial-around compensation for both access code calls and 800 subscriber calls. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

     On October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulation local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The IXCs were required to pay this per-call amount to payphone service providers ("PSPs"), including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls).

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

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. The new 24-cent rate became effective April 21, 1999. The 24-cent rate was also applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

     In a decision released January 31, 2002 (the "2002 Payphone Order") the FCC partially addressed the remaining issues concerning the "true-up" required for the earlier dial-around compensation periods. The FCC adjusted the per-call rate to $.229, for the period commencing November 7, 1996 and ending on October 6, 1997 ("the interim period"), to reflect a different method of calculating the delay in IXC payments to PSPs for the interim period, and determined that the total interim period compensation rate should be $33.89 per payphone per month ($.229 times an average of 148 calls per payphone per month). The 2002 Payphone Order deferred to a later order its determination of the allocation of this total compensation rate among the various carriers required to pay compensation for the interim period. In addition to addressing the rate level for dial-around compensation, the FCC has also addressed the issue of carrier responsibility with respect to dial-around compensation payments.

     On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time.

     The Company and its billing and collection clearinghouse are currently reviewing the order and preparing the data necessary to determine the precise dollar impact of the Interim Order on the Company. Based upon currently available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation refunds from other carriers, excluding WorldCom (see Note 7). However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. Subsequent to December 31, 2002, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received (see Note 7).

     On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. The Company believes that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

     Regulatory actions and market factors, often outside the Company's control, could significantly affect the Company's dial-around compensation revenues. These factors include (i) the possibility of administrative proceedings or litigation seeking to modify the dial-around compensation rate, and (ii) ongoing technical or other difficulties in the responsible carriers' ability and willingness to properly track or pay for dial-around calls actually delivered to them.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     On July 24, 2002, the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenues and expenses associated with these phones are included in the results of operations for periods following the date of acquisition. Accordingly, the operating results for the three months ended March 31, 2003 include the revenues and expenses of PhoneTel. Offsetting these revenue and expense increases in the first quarter of 2003 is the reduction in revenues and expenses resulting from the impact of the Company's ongoing program to remove unprofitable phones. The Company's average number of phones in service during the first quarter of 2003 was approximately 67,000 phones compared to 54,000 phones in service during the first quarter of 2002.

     For the three months ended March 31, 2003, total revenues increased approximately $5.6 million, or 32.8%, to approximately $22.9 million from approximately $17.3 million in the same period of 2002. This increase was primarily attributable to a favorable adjustment to dial-around compensation of approximately $3.9 million in the first quarter of 2003, as discussed below. The increase in revenues was also due to the additional revenues relating to the PhoneTel acquisition offset by the reduction in revenues attributable to the removal of unprofitable phones and lower call volumes, due to the harsh winter weather in 2003 and increased competition from the wireless communications industry, resulting in lower average revenue per phone.

     Coin call revenues increased approximately $1.0 million, or 8.2%, to approximately $13.2 million in the three months ended March 31, 2003 from approximately $12.2 million in the first quarter of 2002. The increase in coin call revenues was primarily attributable to the increase in the number of average payphones resulting from the PhoneTel acquisition offset by lower revenues per phone as a result of lower call volumes on the Company's payphones caused by the colder winter weather in the north and increased competition from wireless communication services.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, increased approximately $0.7 million, or 15.3%, to approximately $5.8 million in the three months ended March 31, 2003 from approximately $5.1 million in the three months ended March 31, 2002. The increase was primarily attributable to the additional revenues relating to the PhoneTel Merger offset by a $1 million reduction in dial-around revenue as discussed below. This increase was also offset by the reduction in revenues relating to the removal of unprofitable phone locations and lower call volumes resulting from weather conditions in the north and the growth in wireless communication services. Dial-around revenue increased approximately $0.8 million, to approximately $4.3 million in the three months ended March 31, 2003 from approximately $3.5 million in the first quarter of 2002. The dial-around increase is primarily attributable to the revenues resulting from the PhoneTel acquisition offset by a $1.0 million adjustment to accounts receivable in the first quarter of 2003 to reflect a change in accounting estimate of prior quarter dial-around revenues. Long-distance revenues increased approximately $.6 million, to approximately $2.0 million in the first quarter of 2003 from approximately $1.4 million in the three months ended March 31, 2002. The increase is attributable to more payphones in service offset by fewer long distance calls made per phone, and reduced call time per call. Non-carrier revenues increased $0.3 million during the period.

     In the three months ended March 31, 2003, the Company recorded a $3.9 million dial-around revenue adjustment relating to the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of the $4.9 million received in the first quarter of 2003, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see Note 7 to the consolidated financial statements).

     Telephone charges increased approximately $2.9 million, or 70.7%, to approximately $7.0 million for the quarter ended March 31, 2003 from approximately $4.1 million in the three months ended March 31, 2002. This increase is primarily due to the net increase in payphones relating to the PhoneTel Merger. In addition, telephone charges for the 2003 and 2002 quarters were reduced due to net credits totaling $ 0.8 and $1.9 million, respectively, related to amounts received under the FCC's "New Services Test" in certain states and the resolution of disputes over line charges which have been substantially settled. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions increased approximately $0.1 million, or 3.5%, to approximately $4.0 million in the three months ended March 31, 2003 from approximately $3.9 million in the three months ended March 31, 2002. The increase was primarily attributable to higher commissionable revenues from the increased number of Company payphones and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs increased approximately $1.5 million, or 31.3%, to approximately $6.3 million in the three months ended March 31, 2003 from approximately $4.8 million in the three months ended March 31, 2002. The increase was primarily attributable to costs relating to the higher phone count associated with the PhoneTel Merger.

     Depreciation expense in the three months ended March 31, 2003 increased to approximately $4.6 million from approximately $4.4 million recorded in the three months ended March 31, 2002. Amortization expense in the three months ended March 31, 2003 increased to approximately $1.3 million from approximately $0.5 million recorded in the three months ended March 31, 2002. These increases were primarily attributable to additional depreciation and amortization on assets acquired in the PhoneTel Merger.

     Selling, general and administrative expenses decreased approximately $0.2 million, or 7.9%, to approximately $2.6 million in the three months ended March 31, 2003 from approximately $2.8 million in the three months ended March 31, 2002. The decrease in expense was attributable to the lower cost resulting from the relocation of the Company's headquarters from Tampa, FL to Cleveland, OH after the PhoneTel Merger at the end of the third quarter of 2002 and the elimination in redundant personnel and headquarter facilities.

     Interest expense in the three months ended March 31, 2003 was approximately $1.6 million compared $4.6 million in the first quarter of 2002. The decrease in recorded interest is due to the reduction in debt relating to the debt restructuring in connection with the PhoneTel Merger (see Note 3 to the consolidated financial statements). In addition, no interest is recognized on the Davel portion of the Company's Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in the third quarter of 2002 resulting from the extinguishment of the Company's Old Credit Facility.

     The Company has not accrued any provision for Federal and State income taxes because it has tax loss carryforward balances which exceed the amount of income for the quarter.

     Net loss decreased approximately $3.1 million, or 39.5%, to approximately $4.7 million in the three months ended March 31, 2003 from approximately $7.8 million in the first quarter of 2002.


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

     In the three months ended March 31, 2003, operating activities provided approximately $5.8 million of net cash, primarily due to collections of accounts receivable, including $3.9 million of receipts relating to refunds of telephone charges under the FCC's "New Services Test" as discussed above. The Company also received $4.9 million in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from WorldCom. Approximately $1.8 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses and $4.7 million was used for payments on the Company's Senior Credit Facility. In the first quarter of 2002, operating activities used $4.5 million of net cash that was funded from the $4.8 million received from the Senior Credit Facility, which amount is net of the $0.2 million cost of issuing that debt. Net cash used in operating activities in the first three months of 2002 included a $6.2 million reduction in accounts payable and accrued expenses.

     Capital expenditures for the three months ended March 31, 2003 and 2002 were $0.1 million in both periods. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the three months ended March 31, 2003 and 2002 were both less than $0.1 million.

     The Company made payments under capital lease obligations totaling approximately $0.1 million. Cash balances increased approximately $0.6 million during the three months ended March 31, 2003.

     The Company's principal source of liquidity in the three months ended March 31, 2003 came from cash received pursuant to the FCC's "New Services Test" and the Company's WorldCom bankruptcy claim. On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to 51% of the amount of the allowed claim in excess of the Scheduled Debt, if any, included in WorldCom's plan of reorganization as confirmed by the U. S. Bankruptcy Court. If the amount of the allowed claim is less than the Scheduled Debt, the Company would be required to refund 51% of any such shortfall to the purchaser. The Company is not entitled to receive and is not required to reimburse the purchaser if the actual distribution percentage pursuant to WorldCom's plan of reorganization is more or less than 51% of the allowed claim. No assurance can be made that the bankruptcy court will allow the amount of the Company's proof of claim, or even the amount of the Scheduled Debt.

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 6. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt) and plans to use $1.0 million, which is being held in escrow by the Company's lenders, to fund new business initiatives. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the first quarter of 2003, the Company received $4.6 million of refunds of prior period telephone charges relating to the recently adopted "New Services Test" in certain states. Of this amount, $3.8 million and $0.8 million were recognized as reductions in telephone charges in the fourth quarter of 2002 and first quarter of 2003, respectively. Under the Telecom Act and related FCC Rules, LECs are required to make access lines that are provided for their own payphones equally available to PSPs to ensure that the cost to PSPs for obtaining local lines and service meet the FCCs new services test guidelines. The FCC's new services test guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.2 million of refunds pursuant to the "New Services Test" as a reduction of telephone charges in the Company's consolidated statements of operations in the first quarter of 2002.

     In the first quarter 2002 the Company's principal source of liquidity was from the new Senior Credit Facility. See "Senior Credit Facility" below for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements.

Senior Credit Facility

     Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing Junior Lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see
Note 3). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility.

     Interest on the funds loaned pursuant to the Senior Credit Facility accrued at the rate of fifteen percent (15%) per annum and was payable monthly in arrears. A principal amortization payment in the amount of $833,333 was due on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. The Senior Credit Facility included covenants that required the Company and PhoneTel to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Senior Credit Facility) and limited the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

     The Senior Credit Facility was secured by substantially all assets of the Company. Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility on May 2, 2003, the senior security interests of the Senior Lenders terminated and the Junior Lenders obtained a first priority security interests in the Company collateral.

     On May 14 and July 23, 2002 and April 3, 2003, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. The Company did not pay the $833,333 principal payment that was due on December 31, 2002 until January 28, 2003 and was not in compliance with the financial covenant that limits the amount of cash expenses the Company is permitted to pay during January 2003. In March 2003, the Company also made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim, which includes a $2.2 million prepayment of such debt, as required under the Senior Credit Facility (see Note 7). The Company was also required to deposit approximately $1.0 million in escrow with the Senior Lenders to be used for new business initiatives planned by the Company. The Senior Lenders' rights with respect to these escrowed funds have transferred to the Junior Lenders upon payment in full of the Senior Debt in accordance with the agreements executed among the Junior and Senior Lenders. The Company has obtained waivers from its Senior Lenders which waive all defaults, including a waiver from the Company's Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

Junior Credit Facility

     On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans will accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan will accrue from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the year ended December 31, 2002, approximately $4.6 million of interest was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

     As discussed above, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain relating to the extinguishments of its Old Credit Facility and the issuance of additional common stock to the creditors. For accounting and reporting purposes, with respect to Davel's portion of the new junior credit facility ($64.1 million), all future cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, the remaining amounts payable with respect to the PhoneTel portion of the new junior credit facility ($36.9 million) have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Junior Credit Facility (amounts in thousands):

                                                DAVEL       PHONETEL         TOTAL
                                             ---------      ---------      ---------
Face value of credit facilities ........     $  64,135      $  36,865      $ 101,000
Premium: interest capitalization .......        24,122             --         24,122
Discount: present value of acquired debt            --         (4,658)        (4,658)
                                             ---------      ---------      ---------
Subtotal ...............................        88,257         32,207        120,464
Payment-in-kind interest ...............         4,629          2,672          7,301
Amortization of premiums and discounts .        (4,753)           732         (4,021)
                                             ---------      ---------      ---------
                                             $  88,133      $  35,611      $ 123,744
                                             =========      =========      =========



     The Junior Credit Agreement is secured by substantially all assets of the Company and was subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Foothill Capital Corporation, as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.



     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003 the Company executed an amendment to its Junior Credit Facility (the "Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waives all defaults through the date of the amendment. It also amends the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 are not affected by the Amendment. As of March 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant, as amended. The Company has obtained a waiver from its Junior Lenders that waives this default as of March 31, 2003.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3), the Company has incurred losses of approximately $29.2 million and $4.7 million for the year ended December 31, 2002 and for the three months ended March 31, 2003, respectively. As of March 31, 2003, the Company had a working capital deficit of $19.0 million and its liabilities exceeded it assets by $61.1 million.

     Further, as discussed in Note 8, the Company was not in compliance with the adjusted earnings (EBITDA) financial covenant included in the Junior Credit Facility in the first quarter of 2003. In addition, the Company did not pay a $0.8 million principal payment that was due on its Senior Credit Facility on December 31, 2002; such violation was cured by payment on January 28, 2003 from the proceeds of certain regulatory receipts and an additional prepayment of $2.2 million was made in March 2003 from the proceeds of a sale of the Company's WorldCom bankruptcy claim (see Note 7). On May 2, 2003, the Company paid the remaining balance due under its Senior Credit Facility. As a result, however, the

Company was in default under these credit agreements during the first quarter of 2003. The Company has obtained an amendment or written waivers from its lenders that waive all noncompliance with the financial covenants for periods sufficient in management's view to bring the Company into compliance. Failure to maintain compliance with the terms, conditions and covenants of the Junior Credit Facility could result in the Junior indebtedness becoming immediately due and payable to the Junior Lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management has been actively engaged in the execution of a plan to mitigate these negative conditions and, ultimately, return the Company to profitability. Significant elements of the plan executed during 2002 and 2003 included (i) the payment of the remaining principal balance of the Company's Senior Credit Facility, (ii) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (iii) the removal of unprofitable payphones and (iv) the curtailment of operating expenses. Significant elements of management's plans for 2003 to bring the Company into a state of profitability include the further removals of unprofitable payphones, the further curtailment of operating expenses including reductions in telephone charges, and new business initiatives being planned by the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. Both the Senior Credit Facility and the Junior Credit Facility bear interest at fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the

Company's management, including the Company's Chief Executive Officer along with the Company's Interim Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

     In addition to the legal proceedings disclosed in the Company's Form 10-K for the year ended December 31, 2002, the Company is involved in routine litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index.

     (b) No Current Report on Form 8-K was filed by the Company during the quarter ended March 31, 2003

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                DAVEL COMMUNICATIONS, INC.

Date: May 15, 2003              /s/ DONALD L. PALIWODA
                                --------------------------------
                                    Donald L. Paliwoda
                                Interim Chief Financial Officer



CERTIFICATION


I, John D. Chichester, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Davel Communications, Inc.;

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


Date:  May 15, 2003


/s/ John D. Chichester
--------------------------
John D. Chichester
Chief Executive Officer



CERTIFICATION


I, Donald L. Paliwoda, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003 of Davel Communications, Inc.;

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


Date:  May 15, 2003


/s/ Donald L. Paliwoda
-------------------------------
Donald L. Paliwoda
Interim Chief Financial Officer

EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

10.1 Assignment of Claim Agreement dated as of March 7, 2003 by and between Davel Communications Inc. and Deutsch Bank Securities Inc.

10.2 Assignment of Claim Agreement dated as of March 3, 2003 by and between Davel Communications Inc. and Deutch Bank Securities Inc.

99.1 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.