Form 10-Q
period 2003-06-30
DAVEL COMMUNICATIONS INC
filed 2003-08-14
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                      ---
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X
                                            ---

As of August 11, 2003, there were 615,018,963 shares of the Registrant's Common Stock outstanding.


-===============================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets.......................................................................................     1

Consolidated Statements of Operations.............................................................................     2

Consolidated Statements of Cash Flows.............................................................................     3

Consolidated Statements of Shareholders' Equity (Deficit) and Other Comprehensive Income (Loss)...................     4

Notes to Consolidated Financial Statements........................................................................     5

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations.............................    18

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk........................................................    25

ITEM 4

Disclosure Controls and Procedures................................................................................    25

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings.................................................................................................    25

ITEM 6

Exhibits and Reports on Form 8-K..................................................................................    26

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                               JUNE 30
                                                                                 2003      DECEMBER 31
                                                                             (UNAUDITED)      2002
                                                                             -----------   -----------
ASSETS
      Current assets:
           Cash and cash equivalents                                          $   7,250    $   6,854
           Accounts receivable, net of allowance for doubtful accounts
               of $1,870 at December 31, 2002                                    10,161       16,807
           Other current assets                                                   3,084        3,286
                                                                              ---------    ---------
                    Total current assets                                         20,495       26,947

      Property and equipment, net                                                30,030       41,855
      Location contracts, net                                                     8,594       18,043
      Goodwill                                                                     --         17,455
      Other assets, net                                                           2,456        2,316
                                                                              ---------    ---------
                    Total assets                                              $  61,575    $ 106,616
                                                                              =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
           Current maturities of long-term debt and obligations under
               capital leases                                                 $ 126,351    $  11,449
           Accrued interest                                                        --            104
           Accrued commissions payable                                           10,474       11,986
           Accounts payable and other accrued expenses                           19,508       21,158
                                                                              ---------    ---------
                    Total current liabilities                                   156,333       44,697

      Long-term debt and obligations under capital leases                            10      118,229
                                                                              ---------    ---------
                    Total liabilities                                           156,343      162,926
                                                                              ---------    ---------

      Commitments and contingencies                                                --           --
      Shareholders' deficit:
           Preferred Stock - $0.01 par value, 1,000,000 shares authorized,
               no shares outstanding                                               --           --
           Common Stock - $0.01 par value, 1,000,000,000 shares authorized,
               615,018,963 shares issued and outstanding at June 30, 2003
               and December 31, 2002                                              6,150        6,150
           Additional paid-in capital                                           144,210      144,210
           Accumulated deficit                                                 (245,128)    (206,670)
                                                                              ---------    ---------
                    Total shareholders'  deficit                                (94,768)     (56,310)
                                                                              ---------    ---------
                    Total liabilities and shareholders' deficit               $  61,575    $ 106,616
                                                                              =========    =========


   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                          THREE MONTH ENDED JUNE 30         SIX MONTH ENDED JUNE 30
                                                       ------------------------------    ------------------------------
                                                            2003             2002             2003             2002
                                                       -------------    -------------    -------------    -------------

REVENUES:
      Coin calls                                       $      13,520    $      13,107    $      26,699    $      25,329
      Non-coin calls                                           6,202            4,293           12,013            9,333
      Dial-around compensation adjustment                       --               --              3,928             --
                                                       -------------    -------------    -------------    -------------
                    Total revenues                            19,722           17,400           42,640           34,662
                                                       -------------    -------------    -------------    -------------

OPERATING EXPENSES:
      Telephone charges                                        6,132            4,801           13,187            8,881
      Commissions                                              3,456            3,021            7,480            6,908
      Service, maintenance and network costs                   6,437            4,652           12,753            9,498
      Depreciation and amortization                            6,039            4,789           11,899            9,758
      Selling, general and administrative                      2,636            1,951            5,190            4,723
      Asset impairment charges                                 9,686             --              9,686             --
      Goodwill impairment                                     17,455             --             17,455             --
      Exit and disposal activities                              --               --                311             --
                                                       -------------    -------------    -------------    -------------
                    Total costs and expenses                  51,841           19,214           77,961           39,768
                                                       -------------    -------------    -------------    -------------

                    Operating loss                           (32,119)          (1,814)         (35,321)          (5,106)

OTHER INCOME (EXPENSE):
      Interest expense, net                                   (1,663)          (4,713)          (3,249)          (9,266)
      Other                                                       66               43              112               47
                                                       -------------    -------------    -------------    -------------
                    Total other income (expense)              (1,597)          (4,670)          (3,137)          (9,219)
                                                       -------------    -------------    -------------    -------------

NET LOSS                                               $     (33,716)   $      (6,484)   $     (38,458)   $     (14,325)
                                                       =============    =============    =============    =============


LOSS PER SHARE:

Net loss per common share, basic and diluted           $       (0.05)   $       (0.58)   $       (0.06)   $       (1.28)
                                                       =============    =============    =============    =============

Weighted average number of shares, basic and diluted     615,018,963       11,169,440      615,018,963       11,169,440
                                                       =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED JUNE 30
                                                                                             ------------------------
                                                                                                2003         2002
                                                                                             ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                 $(38,458)   $(14,325)
      Adjustments to reconcile net income (loss) to net cash flow from operating activities:
           Depreciation and amortization                                                         11,899       9,758
           Amortization of deferred financing costs and non-cash interest                         2,712          54
           Loss on disposal of assets                                                                 9          10
           Deferred revenue                                                                         (75)        (83)
           Asset impairment charges                                                               9,686        --
           Goodwill impairment                                                                   17,455        --
      Changes in assets and liabilities, net of assets acquired:
           Accounts receivable                                                                    6,646       2,920
           Other current assets                                                                     202      (2,016)
           Accrued commissions payable                                                           (1,512)     (3,032)
           Accounts payable and accrued expenses                                                 (1,575)     (5,568)
           Accrued interest                                                                        (104)      8,702
                                                                                               --------    --------
               Net cash from operating activities                                                 6,885      (3,580)
                                                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                                   (4)       --
      Capital expenditures                                                                         (158)       (170)
      Payments for location contracts                                                               (68)       (244)
      Increase in other assets                                                                     (304)       --
                                                                                               --------    --------
               Net cash from investing activities                                                  (534)       (414)
                                                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Senior Credit Facility                                                         --         5,000
      Debt issuance costs                                                                          --          (186)
      Payments on long-term debt                                                                 (5,833)       --
      Principal payments under capital leases                                                      (122)       (301)
                                                                                               --------    --------
           Net cash from financing activities                                                    (5,955)      4,513
                                                                                               --------    --------

           Increase in cash and cash equivalents                                                    396         519

Cash and cash equivalents, beginning of period                                                    6,854       5,333
                                                                                               --------    --------
Cash and cash equivalents, end of period                                                       $  7,250    $  5,852
                                                                                               ========    ========


SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID                                                                                  $    586    $    271
                                                                                               ========    ========


   The accompanying notes are an integral part of these financial statements


DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                       ACCUMULATED       TOTAL
                                     COMMON STOCK         ADDITIONAL                      OTHER      SHAREHOLDERS'
                               ------------------------     PAID-IN     ACCUMULATED   COMPREHENSIVE     EQUITY      COMPREHENSIVE
                                 SHARES        AMOUNT       CAPITAL       DEFICIT          LOSS        (DEFICIT)    INCOME (LOSS)
                               ----------   -----------   -----------   -----------    -----------    -----------   -------------


Balances December 31, 2001     11,169,440   $       112   $   128,503   $  (358,421)   $        (7)   $  (229,813)          --

Issuance of common stock -
   debt exchange              380,612,730         3,806         9,896          --             --           13,702           --
Issuance of common stock -
   PhoneTel merger            223,236,793         2,232         5,805          --             --            8,037           --
Issuance of stock options -
   PhoneTel merger                   --            --               6          --             --                6           --

Market change on interest
  collar                             --            --            --            --                7              7    $         7

Net income                           --            --            --         151,751           --          151,751        151,751
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balances December 31, 2002    615,018,963         6,150       144,210      (206,670)          --          (56,310)   $   151,758
                                                                                                                     ===========


Net loss (Unaudited)                 --            --            --         (38,458)          --          (38,458)   $   (38,458)
                              -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balances June 30, 2003
  (Unaudited)                 615,018,963   $     6,150   $   144,210   $  (245,128)   $      --      $   (94,768)   $   (38,458)
                              ===========   ===========   ===========   ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003


1. BASIS OF PRESENTATION

     Davel Communications, Inc. ("Davel" or the "Company") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 59,000 payphones in 48 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger - see Note 4 for exit and disposal activities), with field service offices in 35 geographically dispersed locations.

     The accompanying consolidated balance sheet of Davel Communications, Inc. and its subsidiaries at June 30, 2003 and the related consolidated statements of operations and cash flows for the six month periods ended June 30, 2003 and 2002 and the consolidated statements of shareholders' deficit and other comprehensive income (loss) for the period ended June 30, 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results for the full year.

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


2. LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3) and $27.1 million in asset impairment losses in 2003 (see Note 5), the Company has incurred operating losses of approximately $29.2 million and $11.3 million for the year ended December 31, 2002 and for the six months ended June 30, 2003, respectively. As of June 30, 2003, the Company had a working capital deficit of $135.8 million, which includes the reclassification of the long-term portion of the Company's debt to current liabilities as discussed below, and the Company's liabilities exceeded its assets by $94.8 million.

     As discussed in Note 5, the Company recorded non-cash impairment losses of $17.5 million related to goodwill and $9.7 million related to the carrying value of payphone equipment and other assets during the quarterly period ended June 30, 2003. These charges resulted from significant reductions in management's projections of future cash flows generated from the Company's payphone network. Due to the continuing decline in payphone usage in Company's operating districts, there can be no assurance that the Company will achieve the revised projections that provided the basis for these adjustments. Future impairment charges, if any, will be recorded in the period that they become estimable.

     As discussed in Note 7, the Company is currently disputing a portion of the liability due to certain carriers related to an industry-wide true-up regarding dial-around compensation for the period November 6, 1996 to December 31, 2002. The Company recorded approximately $3.8 million as its best estimates of amounts due to such carriers during the fourth quarter of the year ended December 31, 2002. Such estimate remains appropriate as of June 30, 2003. The amount due, if any, will be deducted by these carriers from future dial-around payments due to the Company over the next four quarters beginning in October 2003 or at the time the disputed amount is resolved, if later. Although the Company expects to receive additional dial-around compensation from other carriers relating to this industry-wide true-up, there can be no assurance that the timing or amount of such receipts will be sufficient to offset the liability being deducted from future dial-around payments.

     As discussed in Note 9, the Company was not in compliance with certain financial covenants as of June 30, 2003 under its Junior Credit Facility and did not make certain debt payments totaling $2.0 million that were due in July and August 2003. The outstanding balance on the Junior Credit Facility, which amounted to $125.1 million at June 30, 2003, plus certain other debt amounting to $1.1 million, are carried as current liabilities in the accompanying June 30, 2003 consolidated balance sheet as a result of the default under its Junior Credit Agreement. Given prevailing market conditions within which the Company operates, management does not believe that the Company will be able to comply with the financial covenants under the Junior Credit Facility or make the required payments as the credit facility is currently structured.

     In July 2003, a special committee of independent, non-employee members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. The Company is currently evaluating these alternatives and is discussing its plans and deferral of payments due with its Junior Lenders (who, as of June 30, 2003, own more than 90 percent of the Company's outstanding common stock and are the Company's senior secured lenders). However, there can be no assurance that the Company's Junior Lenders will not declare the outstanding balance due under the Junior Credit Facility to be immediately due and payable and/or exercise their rights with respect to their security interests in the Company's assets pursuant to the Credit Facility. Such rights, if exercised, may initiate an insolvency proceeding of the Company. Further, there can be no assurance that the Special Committee will be able to identify, or that the Company will implement, a strategic alternative involving the Company as a going concern.

     The above conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The foregoing not withstanding, management has been actively engaged in the execution of a plan to return the Company to profitability. Significant elements of the plan executed during 2003 include (i) the payment of the remaining principal balance of the Company's Senior Credit Facility amounting to approximately $5.8 million, (ii) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (iii) the continued removal of unprofitable payphones, (iv) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs"), and (v) the curtailment of operating expenses. The Company is also working toward the implementation of new business initiatives and is currently evaluating certain strategic opportunities available to the Company.

     Notwithstanding these activities and plans, the Company may continue to face liquidity shortfalls and such other actions that its lenders may take with respect to the Company's Junior Credit Facility. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings", Davel has accounted for its debt-for-equity exchange as a troubled debt restructuring. Accordingly, the Company has recognized a gain on extinguishment of the old debt based upon the difference between the carrying value of its old credit facility (including accrued interest) and the amount of the equity interest and new debt, including interest, issued by Davel to its lenders. The gain on debt extinguishment, included in other income (expense) in the consolidated statements of operations for the year ended December 31, 2002, is as follows (in thousands):

     Old Credit Facility:
        Principal balance...........................................................     $237,255
        Accrued interest............................................................       45,704
                                                                                         --------
        Carrying value..............................................................      282,959
     Common stock issued (380,612,730 shares at $0.036).............................      (13,702)
     Principal balance of new debt..................................................      (63,500)
     Interest, costs and fees on new debt (payable through maturity)................      (24,780)
                                                                                         --------
     Gain on debt extinguishment....................................................     $180,977
                                                                                         ========

     Following the PhoneTel Merger and the debt exchanges, the combined junior indebtedness of the Company had a face value of $101.0 million (including a $1.0 million loan origination fee), which amount may be prepaid without penalty. However, for accounting and reporting purposes, with respect to Davel's portion of the debt exchange, all future cash payments under the modified terms will be accounted for as reductions of indebtedness and no interest expense will be recognized for any period between the closing date and the maturity date.

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


4. PHONETEL MERGER

     On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger will result in expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In accordance with SFAS No. 141, "Business Combinations", the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

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

     In accordance with SFAS No. 141, Davel allocated the purchase price of PhoneTel to tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired is based upon estimates and assumptions of management. The goodwill recorded is not expected to be deductible for tax purposes. In accordance with SFAS No. 142, the goodwill acquired will not be amortized but will be reviewed annually for impairment. The first impairment review was completed as of September 30, 2002 and no impairment was present. The Company subsequently reviewed goodwill for impairment and wrote-off the carrying value (see Note 5). Purchased intangibles are amortized on a straight-line basis over their respective useful lives.

     The PhoneTel Merger has been accounted for as a purchase business combination and the purchase price has been allocated as follows (in thousands):

     Cash and cash equivalents...................................   $     3,884
     Accounts receivable.........................................         4,612
     Other current assets........................................         1,552
     Property and equipment......................................        11,347
     Intangible assets (location contracts)......................        19,821
     Goodwill....................................................        17,455
     Other assets................................................           765
                                                                    -----------
       Assets acquired...........................................        59,436
                                                                    -----------

     Accounts payable and other accrued expenses.................        (9,238)
     Accrued commissions payable.................................        (3,367)
     Senior credit facility (See Note 9).........................        (4,583)
     Junior credit facility (See Note 9).........................       (32,206)
     Other long-term debt (See Note 9)...........................          (928)
                                                                    -----------
       Liabilities assumed.......................................       (50,322)
                                                                    -----------

     Net assets acquired.........................................   $     9,114
                                                                    ===========


AMORTIZABLE INTANGIBLE ASSETS

       Of the total purchase price, $19.8 million has been allocated to amortizable intangible assets for commission agreements with owners of facilities where the Company's payphones are located ("Location Contracts"). The Company is amortizing the fair value of these assets over the weighted average estimated remaining term of these contracts, including certain renewals, of approximately 5 years (See Note 5 for Asset Impairment Charges).

UNAUDITED PRO FORMA RESULTS

         The following unaudited pro forma financial information (in thousands of dollars, except for per share amounts) gives effect to the PhoneTel Merger and the debt exchanges described in Note 3 and above as if they had occurred at the beginning of the period presented. Pro forma financial information is not intended to be indicative of the results of operations that the Company would have reported had the transactions been consummated as of the beginning of the period. (Amounts in thousands, except per share amounts.)

                                                                     UNAUDITED PRO FORMA       UNAUDITED PRO FORMA
                                                                         INFORMATION              INFORMATION
                                                                 FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                        JUNE 30, 2002            JUNE 30, 2002
                                                                 -------------------------   ------------------------

    Revenue...........................................................   $ 25,939                   $ 51,953
                                                                         --------                   --------
    Loss from operations before gain on debt extinguishment...........     (5,493)                   (13,543)
    Gain on debt extinguishment.......................................    178,617                    178,617
                                                                         --------                   --------
    Net income........................................................   $173,124                   $165,074
                                                                         ========                   ========
    Net income per common share, basic and diluted:...................   $   0.28                   $   0.27
                                                                         ========                   ========

EXIT AND DISPOSAL ACTIVITIES

     In connection with the PhoneTel Merger, the Company terminated its Tampa, FL headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements and incurred severance costs related to terminated employees. Exit activities related to the Company were expensed as incurred or as otherwise provided in SFAS No. 146. Substantially all exit activities were completed prior to December 31, 2002. The following table reflects the components of exit and disposal activities included in the Company's consolidated statements of operations in the third and fourth quarters of 2002 (in thousands):


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


5. ASSET IMPAIRMENT CHARGES

     As of June 30, 2003, the Company completed a review of the carrying values of its payphone assets, including Location Contracts and payphone equipment (collectively "Payphone Assets"). The review was performed during the second quarter when it became apparent to management that the effects of the continuing decline in payphone usage required reconsideration of the Company's operating projections. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets", the Company compared the carrying value of its Payphone Assets in each of the Company's operating districts to the estimated undiscounted future cash inflows over the remaining useful lives of the assets. The Company's operating districts are the lowest operational level for which discernable cash flows are measurable. In certain operating districts, the carrying values of the Payphone Assets exceeded the estimated undiscounted cash inflows projected for the respective operating district. In these instances, the Company recorded an aggregate impairment loss of $9.7 million to reduce the carrying value of such assets to estimated fair value, less cost to sell. Fair value was determined based on the higher of the present value of discounted expected future cash flows or the estimated market value of the assets for each of the operating districts in which an impairment existed.

     As of June 30, 2003, the carrying value of the Company's net assets, after taking into account the impairment charges described above, exceeded the fair value of the Company, which amount is based upon the present value of expected future cash flows. The facts and circumstances leading to this review were the same as those described in the preceding paragraph. In accordance with SFAS No. 142, the Company then calculated the implied value of goodwill based upon the difference between the fair value of the Company and the fair value of its net assets, excluding goodwill. Because the fair value of the Company's net assets without goodwill exceeded the fair value of the Company, no implied value could be attributed to goodwill. As a result, the Company recorded a $17.5 million non-cash impairment loss in the second quarter of 2003 to write-off the carrying value of the goodwill.


6. RECENT ACCOUNTING PRONOUNCEMENTS

     During December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002

     SFAS No. 148 does not require the Company to transition from the intrinsic value approach provided in APB Opinion No. 25, "Accounting for Employee Stock Based Compensation". In addition, the Company does not currently plan to transition to the fair value approach in SFAS No. 123. However, the Company adopted the additional disclosure requirements of SFAS No. 148 in 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). Under FIN No. 45, guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, "Accounting for Contingencies". In addition, FIN No. 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002.

     The Company currently has no guarantees, contracts or indemnification agreements that would require fair value treatment under the new standard. The Company's current policy is to disclose all material guarantees and contingent arrangements, similar to the disclosure requirements of Fin No. 45, which provide for disclosure of the approximate term, nature of guarantee, maximum potential amount of exposure, and the nature of recourse provisions and collateral.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently has no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Valuable Interest Entities" ("FIN No. 46"). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim periods beginning after June 15, 2003 for interests acquired prior to February 1, 2003. The Company is currently in process of reviewing all of its relationships for the complicated criteria set forth in FIN No. 46 and will comply with the required accounting, if any, upon the effective date in the third quarter of 2003.


7. DIAL-AROUND COMPENSATION

     On September 20, 1996, the Federal Communications Commission (FCC) adopted rules in a docket entitled "In the Matter of Implementation of the Payphone Reclassification and Compensation Provisions of the Telecommunications Act of 1996", FCC 96-388 (the "1996 Payphone Order"), implementing the payphone provisions of Section 276 of the Telecom Act. The 1996 Payphone Order, which became effective November 7, 1996, mandated dial-around compensation for both access code calls and 800 subscriber calls. Several parties filed petitions for judicial review of certain of the FCC regulations including the dial-around compensation rate. On July 1, 1997, the U.S. Court of Appeals for the District of Columbia Circuit (the "Court") responded to appeals related to the 1996 Payphone Order by remanding certain issues to the FCC for reconsideration. The Court remanded the issue to the FCC for further consideration, and clarified on September 16, 1997, that it had vacated certain portions of the FCC's 1996 Payphone Order, including the dial-around compensation rate.

     On October 9, 1997, the FCC adopted and released its "Second Report and Order" in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones is the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The interexchange carriers ("IXCs") were required to pay this per-call amount to payphone service providers ("PSPs"), including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls).

     On March 9, 1998, the FCC issued a Memorandum Opinion and Order, FCC 98-481, which extended and waived certain requirements concerning the provision by the local exchange carriers ("LECs") of payphone-specific coding digits which identify a call as originating from a payphone. Without the transmission of payphone-specific coding digits, some of the IXCs have claimed they are unable to identify a call as a payphone call eligible for dial-around compensation. With the stated purpose of ensuring the continued payment of dial-around compensation, the FCC, by Memorandum and Order issued on April 3, 1998, left in place the requirement for payment of per-call compensation for payphones on lines that do not transmit the requisite payphone-specific coding digits, but gave the IXCs a choice for computing the amount of compensation for payphones on LEC lines not transmitting the payphone-specific coding digits of either accurately computing per-call compensation from their databases or paying per-phone, flat-rate compensation computed by multiplying the $0.284 per call rate by the nationwide average number of 800 subscriber and access code calls placed from Regional Bell Operating Company ("RBOC") payphones for corresponding payment periods. Accurate payments made at the flat rate are not subject to subsequent adjustment for actual call counts from the applicable payphone.

     On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per-call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. The new 24-cent rate became effective April 21, 1999. The 24-cent rate was also applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

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

     On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time.

     The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. A portion of this amount is currently being disputed by the Company. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation from other carriers, excluding WorldCom (see Note 8). However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received (see Note 8). The Company also received $0.4 million from another carrier in July 2003, which will be recognized as revenue in the third quarter of 2003 under the Company's accounting policy.

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


8. SALE OF WORLDCOM CLAIM AND REGULATORY REFUNDS

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

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 7. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $1.0 million was deposited in escrow, and $0.9 million was used to pay certain accounts payable. To the extent permitted by the Company's lenders, the Company plans to use the remaining $0.9 million that is being held in escrow by its lenders to fund new business initiatives. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the six months ended June 30, 2003, the Company received $4.6 million of refunds of prior period telephone charges relating to the recently adopted new services test ("New Services Test" or "NST") in certain states. Of this amount, $3.8 million and $0.8 million were recognized as reductions in telephone charges in the fourth quarter of 2002 and first quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to ensure that the cost to PSPs for obtaining local lines and service meet the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.3 million of refunds pursuant to the New Services Test as a reduction of telephone charges in the Company's consolidated statements of operations in the six months ended June 30, 2002.


9. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Following is a summary of long-term debt and obligations under capital leases as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                               JUNE 30    DECEMBER 31
                                                                                 2003         2002
                                                                               --------   -----------

SENIOR CREDIT FACILITY, due in monthly installments of $833.3 plus interest
  at 15% through June 30, 2003 ............................................   $    --      $   5,833
JUNIOR CREDIT FACILITY, due December 31, 2005:
  TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
    capitalized interest of $11,136 at June 30, 2003 ......................      61,136       59,869
  TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
    capitalized interest of $12,962 at June 30, 2003 ......................      63,962       62,681
NOTE PAYABLE, ($1,188 face value) due November 16, 2004 ...................       1,062          987
CAPITAL LEASE OBLIGATIONS with various interest rates and maturity dates
  through 2005 ............................................................         201          308
                                                                              ---------    ---------
                                                                                126,361      129,678
Less-- Current maturities .................................................    (126,351)     (11,449)
                                                                              ---------    ---------
                                                                              $      10    $ 118,229
                                                                              =========    =========

     SENIOR CREDIT FACILITY

     Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing Junior Lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see
Note 3). The Senior Credit Facility provided for a combined $10.0 million line of credit which the Company and PhoneTel shared $5.0 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

     Interest on the funds loaned pursuant to the Senior Credit Facility accrued at the rate of fifteen percent (15%) per annum and was payable monthly in arrears. A principal amortization payment in the amount of $833,333 was due on the last day of each month, beginning July 31, 2002 and ending on the maturity date of June 30, 2003. The Senior Credit Facility included covenants that required the Company and PhoneTel to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Senior Credit Facility) and limited the amount of cash and capital expenditures, the payment of dividends and certain asset disposals.

     The Senior Credit Facility was secured by substantially all assets of the Company. Pursuant to an Intercreditor and Subordination Agreement, dated as of February 19, 2002 and reaffirmed on July 24, 2002, the existing Junior Lenders agreed to subordinate their security interest in Company collateral to the security interest of the Senior Lenders in such collateral. Upon the repayment in full of the amounts owing under the Senior Credit Facility on May 2, 2003, the senior security interests of the Senior Lenders terminated and the Junior Lenders obtained a first priority security interest in the Company collateral.

     On May 14 and July 23, 2002 and April 3, 2003, the Company and PhoneTel executed amendments to the Senior Credit Facility that reduced the minimum level of combined earnings that the companies were required to maintain. The Company did not pay the $833,333 principal payment that was due on December 31, 2002 until January 28, 2003 and was not in compliance with the financial covenant that limits the amount of cash expenses the Company was permitted to pay during January 2003. In March 2003, the Company also made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim due from WorldCom, which included a $2.2 million prepayment of such debt, as required under the Senior Credit Facility (see Note 8). The Company was also required to deposit approximately $1.0 million in escrow with the Senior Lenders to be used for new business initiatives planned by the Company. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility. The Senior Lenders' rights with respect to these escrowed funds have transferred to the Junior Lenders upon payment in full of the Senior Debt in accordance with the agreements executed among the Junior and Senior Lenders. The Company has obtained waivers from its Senior Lenders which waive all defaults, including a waiver from the Company's Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

     JUNIOR CREDIT FACILITY

     On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind will be added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the year ended December 31, 2002, approximately $4.6 million of interest was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest accrues at the rate of 14% per annum.

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

                                                                                 DAVEL      PHONETEL        TOTAL
                                                                               ---------    ---------    ---------

Face value of credit facilities ............................................   $  64,135    $  36,865    $ 101,000
Premium: interest capitalization ...........................................      24,122         --         24,122
Discount: present value of acquired debt ...................................        --         (4,658)      (4,658)
                                                                               ---------    ---------    ---------
Subtotal ...................................................................      88,257       32,207      120,464
Payment-in-kind interest ...................................................       6,446        3,717       10,163
Amortization of premiums and discounts .....................................      (6,568)       1,039       (5,529)
                                                                               ---------    ---------    ---------
                                                                               $  88,135    $  36,963    $ 125,098
                                                                               =========    =========    =========

     The Junior Credit Facility is secured by substantially all assets of the Company and was subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Wells Fargo Foothill, as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003 the Company executed an amendment to its Junior Credit Facility (the "Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waives all defaults through the date of the amendment. It also amends the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 are not affected by the Amendment. As of March 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant, as amended. The Company obtained a waiver from its Junior Lenders that waived this default as of March 31, 2003.

     Notwithstanding the March 31,2003 Amendment and waiver, as of June 30, 2003, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants under the Junior Credit Agreement. In addition, the Company did not make the $1,041,667 monthly payment that was due on August 1, 2003 and only made a partial payment ($100,000) toward the monthly payment of $1,041,667 that was due on July 1, 2003. As a result of these defaults, the Junior Lenders can declare the entire balance to be immediately due and payable and/or enforce their rights with respect to the collateral. To date, the Company has not received notice of any such actions from the Junior Lenders. Although the Company continues to discuss its plans with its lenders and the deferral of payments due on this debt, there can be no assurance that the Junior Lenders will continue to agree to the deferral of such payments or refrain from exercising their rights under the Junior Credit Facility. As a result, the Company has classified the entire outstanding balance as a current liability in the accompanying consolidated balance sheet as of June 30, 2003. Should the Junior Lenders exercise their rights with respect to one or more of the security interests they hold, the Company could be faced with insolvency proceedings.

     NOTE PAYABLE

     In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. that provides for payment of principal, together with deferred interest at 5% per annum, on November 17, 2004. Cerberus Partners, L.P. and its affiliates are also lenders under the Senior and Junior Credit Facilities and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Senior Credit Facility and the Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%. The note also includes a cross default provision which permits the holder to declare the note immediately due and payable if payments due under either of the senior debt agreements are accelerated as a result of default. Due to the default under the Junior Credit Facility described above, the balance due on this Note has been classified as a current liability in the accompanying consolidated balance sheet.


10. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted income (loss) per share is equal to basic income (loss) per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted income (loss) from continuing operations per weighted average common share outstanding for the three-month and six-month periods ended June 30, 2003 and 2002 are presented in the table below.

     The following table reflects supplemental financial information related to stock-based employee compensation as of June 30, 2003 and 2002, as required by SFAS No. 148 (See Note 6, "Recent Accounting Pronouncements"); in thousands, except per share amounts:

                                                          Three Months                         Six Months
                                                          Ended June 30                       Ended June 30
                                                    ------------------------             -----------------------
                                                       2003          2002                  2003          2002
                                                    ---------      ---------             ---------     ---------

Net loss, as reported                               $(33,716)      $ (6,484)             $(38,458)     $(14,325)
Net loss per share, as reported                        (0.05)         (0.58)                (0.06)        (1.28)
Stock-based employee costs used
    in the determination of net income (loss)               _              _                     _             _
Stock-based employee compensation costs
    that would have been included in the
    determination of net income (loss) if the fair
    value method had been applied to all awards             _          (191)                     _         (382)
Unaudited pro forma net loss, as if the fair value
    method had been applied to all awards            (33,716)        (6,675)              (38,458)      (14,707)
Unaudited pro forma net loss per share, as if the
    fair value method had been applied to all awards   (0.05)         (0.60)                (0.06)        (1.32)

11. COMMITMENTS & CONTINGENCIES

Litigation

     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter of 2002. As of June 30, 2003, the Company paid the first two installments and the remaining balance is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets.

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

     On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc. DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint was forwarded to Davel's insurance carrier for action; however Davel's insurance carrier subsequently denied coverage. Thereafter, the Plaintiffs filed their third amended complaint. While Davel believes that it has meritorious defenses to the allegations contained in the third amended complaint and intends to vigorously defend itself, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

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


12. RELATED PARTY TRANSACTIONS

     The Company's Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the six months ended June 30, 2003, the Company earned revenue of $1,125,000 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. During the first six months of 2003, the Company also incurred $81,000 of costs relating to payphone and management services charged by Urban. The net amount of accounts receivable due from Urban was $811,000 and $799,000 at June 30, 2003 and December 31, 2002, respectively.


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


LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3) and $27.1 million in asset impairment losses in 2003 (see Note 5), the Company has incurred operating losses of approximately $29.2 million and $11.3 million for the year ended December 31, 2002 and for the six months ended June 30, 2003, respectively. As of June 30, 2003, the

Company had a working capital deficit of $135.8 million, which includes the reclassification of the long-term portion of the Company's debt to current liabilities as discussed below, and the Company's liabilities exceeded its assets by $94.8 million.

     As discussed in Note 5, the Company recorded non-cash impairment losses of $17.5 million related to goodwill and $9.7 million related to the carrying value of payphone equipment and other assets during the quarterly period ended June 30, 2003. These charges resulted from significant reductions in management's projections of future cash flows generated from the Company's payphone network. Due to the continuing decline in payphone usage in Company's operating districts, there can be no assurance that the Company will achieve the revised projections that provided the basis for these adjustments. Future impairment charges, if any, will be recorded in the period that they become estimable.

     As discussed in Note 7, the Company is currently disputing a portion of the liability due to certain carriers related to an industry-wide true-up regarding dial-around compensation for the period November 6, 1996 to December 31, 2002. The Company recorded approximately $3.8 million as its best estimates of amounts due to such carriers during the fourth quarter of the year ended December 31, 2002. Such estimate remains appropriate as of June 30, 2003. The amount due, if any, will be deducted by these carriers from future dial-around payments due to the Company over the next four quarters beginning in October 2003 or at the time the disputed amount is resolved, if later. Although the Company expects to receive additional dial-around compensation from other carriers relating to this industry-wide true-up, there can be no assurance that the timing or amount of such receipts will be sufficient to offset the liability being deducted from future dial-around payments.

     As discussed in Note 9, the Company was not in compliance with certain financial covenants as of June 30, 2003 under its Junior Credit Facility and did not make certain debt payments totaling $2.0 million that were due in July and August 2003. The outstanding balance on the Junior Credit Facility, which amounted to $125.1 million at June 30, 2003, plus certain other debt amounting to $1.1 million, are carried as current liabilities in the accompanying June 30, 2003 consolidated balance sheet as a result of the default under its Junior Credit Agreement. Given prevailing market conditions within which the Company operates, management does not believe that the Company will be able to comply with the financial covenants under the Junior Credit Facility or make the required payments as the credit facility is currently structured.

     In July 2003, a special committee of independent, non-employee members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. The Company is currently evaluating these alternatives and is discussing its plans and deferral of payments due with its Junior Lenders (who, as of June 30, 2003, own more than 90 percent of the Company's outstanding common stock and are the Company's senior secured lenders). However, there can be no assurance that the Company's Junior Lenders will not declare the outstanding balance due under the Junior Credit Facility to be immediately due and payable and/or exercise their rights with respect to their security interests in the Company's assets pursuant to the Credit Facility. Such rights, if exercised, may initiate an insolvency proceeding of the Company. Further, there can be no assurance that the Special Committee will be able to identify, or that the Company will implement, a strategic alternative involving the Company as a going concern.

     The above conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The foregoing not withstanding, management has been actively engaged in the execution of a plan to return the Company to profitability. Significant elements of the plan executed during 2003 include (i) the payment of the remaining principal balance of the Company's Senior Credit Facility amounting to approximately $5.8 million, (ii) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (iii) the continued removal of unprofitable payphones, (iv) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs"), and (v) the curtailment of operating expenses. The Company is also working toward the implementation of new business initiatives and is currently evaluating certain strategic opportunities available to the Company.

     Notwithstanding these activities and plans, the Company may continue to face liquidity shortfalls and such other actions that its lenders may take with respect to the Company's Junior Credit Facility. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


GENERAL

     During the first six months of 2003, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the Company's payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones.

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

Dial-around Compensation

     On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up (see Note 7 to the consolidated financial statements) and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date, at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments (1) without prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) absent an opportunity to "schedule" payments over a reasonable period of time.

     The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. A portion of this amount is currently being disputed by the Company. The Company also estimates that it is entitled to receive in excess of $15.0 million of dial-around compensation from other carriers, excluding WorldCom (see Note 8). However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order. In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received (see Note 8). The Company also received $0.4 million from another carrier in July 2003, which will be recognized as revenue in the third quarter of 2003 under the Company's accounting policy.

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


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     On July 24, 2002, the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenues and expenses associated with these phones are included in the results of operations for periods following the date of acquisition. Accordingly, the operating results for the six months ended June 30, 2003 include the revenues and expenses of PhoneTel. Offsetting these revenue and expense increases in the first half of 2003 is the reduction in revenues and expenses resulting from the impact of the Company's ongoing program to remove unprofitable phones. The Company's average number of phones in service during the first six months of 2003 was approximately 64,700 phones compared to 51,700 phones in service during the first six months of 2002.

     For the six months ended June 30, 2003, total revenues increased approximately $8.0 million, or 23%, to approximately $42.6 million from approximately $34.7 million in the same period of 2002. This increase was partly attributable to a favorable adjustment to dial-around compensation of approximately $3.9 million in the first quarter of 2003, as discussed below. The increase in revenues was also due to the additional revenues relating to the PhoneTel acquisition offset by the reduction in revenues attributable to the removal of unprofitable phones and lower call volumes, due to the harsh winter weather in the first quarter of 2003 and increased competition from the wireless communications industry, resulting in lower average revenue per phone.

     Coin call revenues increased approximately $1.4 million, or 5.4%, to approximately $26.7 million in the six months ended June 30, 2003 from approximately $25.3 million in the first six months of 2002. The increase in coin call revenues was primarily attributable to the increase in the number of average payphones resulting from the PhoneTel acquisition offset by lower revenues per phone as a result of lower call volumes on the Company's payphones caused by the colder winter weather in the first quarter of 2003 and increased competition from wireless communication services.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, increased approximately $2.7 million, or 28.7%, to approximately $12.0 million in the six months ended June 30, 2003 from approximately $9.3 million in the six months ended June 30, 2002. The increase was primarily attributable to the additional revenues relating to the PhoneTel Merger offset by the reduction in revenues relating to the removal of unprofitable phones, lower call volumes resulting from weather conditions during the first quarter of 2003 and the growth in wireless communication services. Dial-around revenue increased approximately $0.6 million, to approximately $6.8 million in the six months ended June 30, 2003 from approximately $6.2 million in the first six months of 2002. The dial-around increase is primarily attributable to the increase in 2003 revenues resulting from the PhoneTel acquisition and a $0.9 million reduction in revenue in the second quarter of 2002 as a result of the WorldCom bankruptcy, offset by a $1.0 million reduction in accounts receivable in the first quarter of 2003 to reflect a change in accounting estimate of prior quarter dial-around revenues. Long-distance revenues increased approximately $1.1 million, to approximately $4.0 million in the first six months of 2003 from approximately $2.9 million in the six months ended June 30, 2002. The increase is attributable to more payphones in service and higher revenues per phone resulting from higher commissions received from the Company's new operator services provider. Non-carrier revenues, which consists primarily of contractor services, increased $1.0 million during the period.

     In the six months ended June 30, 2003, the Company recorded a $3.9 million dial-around revenue adjustment relating to the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of the $4.9 million received in the first quarter of 2003, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see Note 8 to the consolidated financial statements).

     Telephone charges increased approximately $4.3 million, or 48.5%, to approximately $13.2 million for the six months ended June 30, 2003 from approximately $8.9 million in the six months ended June 30, 2002. This increase is partly due to the net increase in payphones relating to the PhoneTel Merger. In addition, telephone charges for the six months ended June 30, 2002 were favorably affected by credits totaling $3.3 million relating to refunds received under the FCC's New Services Test in certain states and other refunds of $0.6 million. The first six months of 2003 were also favorably affected by $0.8 million of NST credits. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions increased approximately $0.6 million, or 8.3%, to approximately $7.5 million in the six months ended June 30, 2003 from approximately $6.9 million in the six months ended June 30, 2002. The increase was primarily attributable to higher commissionable revenues from the increased number of Company payphones offset by management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs increased approximately $3.3 million, or 34.3%, to approximately $12.8 million in the six months ended June 30, 2003 from approximately $9.5 million in the six months ended June 30, 2002. The increase was primarily attributable to costs relating to the higher phone count associated with the PhoneTel Merger. In August 2003, the Company implemented several cost reduction measures, including a reduction in force, that should have a favorable impact on operating results in the second half of 2003.

     Depreciation expense in the six months ended June 30, 2003 increased to approximately $9.2 million from approximately $8.7 million recorded in the six months ended June 30, 2002. Amortization expense in the six months ended June 30, 2003 increased to approximately $2.7 million from approximately $1.1 million recorded in the six months ended June 30, 2002. These increases were primarily attributable to additional depreciation and amortization on assets acquired in the PhoneTel Merger.

     Selling, general and administrative expenses increased approximately $0.5 million, or 9.9%, to approximately $5.2 million in the six months ended June 30, 2003 from approximately $4.7 million in the six months ended June 30, 2002. The increase in expense was primarily related to the PhoneTel Merger, which reflects a substantial decrease in the combined companies' post-merger costs resulting from the relocation of the Company's headquarters from Tampa, FL to Cleveland, OH at the end of the third quarter of 2002, and the elimination in redundant personnel and headquarter facilities.

     At the end of the current quarter, the Company completed an evaluation of the carrying value of its payphone assets and goodwill and recorded impairment charges of $9.7 million and $17.5 million, respectively. These charges were required to write-down the carrying values of property and equipment, location contracts and goodwill to their respective fair values as of June 30, 2003 (see
Note 5 to the consolidated financial statements).

     Interest expense in the six months ended June 30, 2003 was approximately $3.2 million compared $9.3 million in the first six months of 2002. The decrease in recorded interest is due to the reduction in debt relating to the debt restructuring in connection with the PhoneTel Merger (see Note 3 to the consolidated financial statements). In addition, no interest is recognized on the Davel portion of the Company's Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring in accordance with SFAS No. 15. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in the third quarter of 2002 resulting from the extinguishment of the Company's old credit facility.

     The Company has not accrued any provision for Federal and State income taxes because it has a taxable loss in the first six months of 2003 and 2002.

     Net loss increased approximately $24.1 million, or 168.5%, to approximately $38.5 million in the six months ended June 30, 2003 from approximately $14.3 million in the first six months of 2002, primarily due to the $9.7 million asset impairment charge and the $17.5 million goodwill impairment loss recorded in the second quarter of 2003.


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

     In the six months ended June 30, 2003, operating activities provided approximately $6.9 million of net cash, primarily due to $4.6 million of receipts relating to refunds of telephone charges under the FCC's New Services Test and $4.9 million of receipts in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from WorldCom, as discussed below. Approximately $2.7 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses, $5.8 million was used for payments on the Company's Senior Credit Facility, and $1.0 million was deposited in escrow with its lenders. In the first six months of 2002, operating activities used $3.6 million of net cash that was funded from the $4.8 million received from the Senior Credit Facility, which amount is net of the $0.2 million cost of issuing that debt. Net cash used in operating activities in the first six months of 2002 included a $5.6 million reduction in accounts payable and accrued expenses and a $3.0 million reduction in accrued commissions.

     Capital expenditures for the six months ended June 30, 2003 and 2002 were $0.2 million in both periods. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the six months ended June 30, 2003 and 2002 were $0.1 million and $0.2 million, respectively.

     The Company made payments under capital lease obligations totaling approximately $0.1 million. Cash balances increased approximately $0.4 million during the six months ended June 30, 2003 as a result of $0.9 million of cash held in escrow by the Company's lenders (see Note 9).

     The Company's principal source of liquidity in the six months ended June 30, 2003 came from cash received pursuant to the FCC's New Services Test and the Company's WorldCom bankruptcy claim. On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to 51% of the amount of the allowed claim in excess of the Scheduled Debt, if any, included in WorldCom's plan of reorganization as confirmed by the U. S. Bankruptcy Court. If the amount of the allowed claim is less than the Scheduled Debt, the Company would be required to refund 51% of any such shortfall to the purchaser. The Company is not entitled to receive and is not required to reimburse the purchaser if the actual distribution percentage pursuant to WorldCom's plan of reorganization is more or less than 51% of the allowed claim. No assurance can be made that the bankruptcy court will allow the amount of the Company's proof of claim, or even the amount of the Scheduled Debt.

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 7. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $1.0 million was deposited in escrow, and $0.9 million was used to pay certain accounts payable. To the extent permitted by the Company's lenders, the Company plans to use the remaining $0.9 million that is being held in escrow by its lenders to fund new business initiatives. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the six months ended June 30, 2003, the Company received $4.6 million of refunds of prior period telephone charges relating to the recently adopted New Services Test in certain states. Of this amount, $3.8 million and $0.8 million were recognized as reductions in telephone charges in the fourth quarter of 2002 and first quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a potion of the balance due on the Company's Senior Credit Facility and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to ensure that the cost to PSPs for obtaining local lines and service meet the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.3 million of refunds pursuant to the New Services Test as a reduction of telephone charges in the Company's consolidated statements of operations in the six months ended June 30, 2002.

     In the first six months of 2002 the Company's principal source of liquidity was from the Company's Senior Credit Facility. See Note 9 to the consolidated financial statements for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements.

     See also "Liquidity and Management's Plans" included elsewhere herein and in Note 2 to the consolidated financial statements.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. Both the Senior Credit Facility, which was repaid in the second quarter of 2003, and the Junior Credit Facility bear interest at fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in our internal control over financial reporting in the second quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) See Exhibit Index.

     (b) The Company filed a Current Report on Form 8-K, dated May 15, 2003, reporting that the Company issued a press release announcing the results of operations for the quarter ended March 31, 2003 under Item 9, Regulation FD Disclosure.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  DAVEL COMMUNICATIONS, INC.

Date: August 14, 2003                             /s/ Donald L. Paliwoda
                                                  ------------------------------
                                                  Donald L. Paliwoda
                                                  Acting Chief Financial Officer

EXHIBIT INDEX


   Exhibit No.             Description

     31.1                  Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 302.
     31.2                  Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 302.
     32.1                  Certification by Chief Executive Officer pursuant to Sarbanes -Oxley Section 906.
     32.2                  Certification by Chief Financial Officer pursuant to Sarbanes -Oxley Section 906.