Form 10-Q
period 2003-09-30
DAVEL COMMUNICATIONS INC
filed 2003-11-14
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                200 PUBLIC SQUARE, SUITE 700, CLEVELAND, OH 44114
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (216) 241-2555

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of November 12 , 2003, there were 615,018,963 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets.......................................................................................     1

Consolidated Statements of Operations.............................................................................     2

Consolidated Statements of Cash Flows.............................................................................     3

Consolidated Statements of Shareholders' Equity (Deficit) and Other Comprehensive Income (Loss)...................     4

Notes to Consolidated Financial Statements........................................................................     5

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations.............................    19

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk........................................................    26

ITEM 4

Disclosure Controls and Procedures................................................................................    26

PART II OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K..................................................................................    27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   SEPTEMBER 30
                                                                                                        2003        DECEMBER 31
                                                                                                    (UNAUDITED)         2002
                                                                                                    -----------     -----------
ASSETS
      Current assets:
           Cash and cash equivalents                                                                $    6,674       $   6,854
           Accounts receivable, net of allowance for doubtful accounts
               of $1,870 at December 31, 2002                                                            9,328          16,807
           Other current assets                                                                          2,684           3,286
                                                                                                    ----------       ---------
                    Total current assets                                                                18,686          26,947

      Property and equipment, net                                                                       26,912          41,855
      Location contracts, net                                                                            7,816          18,043
      Goodwill                                                                                               -          17,455
      Other assets, net                                                                                  2,376           2,316
                                                                                                    ----------       ---------
                    Total assets                                                                    $   55,790       $ 106,616
                                                                                                    ==========       =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
           Current maturities of long-term debt and obligations under capital leases                $  127,604       $  11,449
           Accrued interest                                                                                 30             104
           Accrued commissions payable                                                                  10,290          11,986
           Accounts payable and other accrued expenses                                                  13,315          21,158
                                                                                                    ----------       ---------
                    Total current liabilities                                                          151,239          44,697

      Long-term debt and obligations under capital leases                                                    -         118,229
                                                                                                    ----------       ---------
                    Total liabilities                                                                  151,239         162,926
                                                                                                    ----------       ---------

      Commitments and contingencies                                                                          -               -
      Shareholders' deficit:
           Preferred Stock - $0.01 par value, 1,000,000 shares authorized, no shares outstanding             -               -
           Common Stock - $0.01 par value, 1,000,000,000 shares authorized, 615,018,963 shares
               issued and outstanding at September 30, 2003 and December 31, 2002                        6,150           6,150
           Additional paid-in capital                                                                  144,210         144,210
           Accumulated deficit                                                                        (245,809)       (206,670)
                                                                                                    ----------       ---------
                    Total shareholders'  deficit                                                       (95,449)        (56,310)
                                                                                                    ----------       ---------
                    Total liabilities and shareholders' deficit                                     $   55,790       $ 106,616
                                                                                                    ==========       =========

   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTH ENDED SEPTEMBER 30        NINE MONTH ENDED SEPTEMBER 30
                                                         -------------------------------     ---------------------------------
                                                              2003              2002               2003              2002
                                                         --------------     ------------     ----------------    -------------
REVENUES:
      Coin calls                                         $       12,872     $     15,829     $         39,571    $      41,158
      Non-coin calls                                              6,632            7,062               18,645           16,395
      Dial-around compensation adjustments                        4,016                -                7,944
                                                         --------------     ------------     ----------------    -------------
                    Total revenues                               23,520           22,891               66,160           57,553
                                                         --------------     ------------     ----------------    -------------

OPERATING EXPENSES:
      Telephone charges                                           5,895            6,563               19,082           15,444
      Commissions                                                 3,603            4,401               11,083           11,309
      Service, maintenance and network costs                      6,204            6,143               18,957           15,641
      Depreciation and amortization                               3,843            4,803               15,742           14,560
      Selling, general and administrative                         3,045            3,503                8,235            8,227
      Asset impairment charges                                        -                -                9,686                -
      Goodwill impairment                                             -                -               17,455                -
      Exit and disposal activities                                    -            2,792                  311            2,792
                                                         --------------     ------------     ----------------    -------------
                    Total costs and expenses                     22,590           28,205              100,551           67,973
                                                         --------------     ------------     ----------------    -------------

                    Operating income  (loss)                        930           (5,314)             (34,391)         (10,420)

OTHER INCOME (EXPENSE):
      Interest expense, net                                      (1,485)          (2,072)              (4,734)         (11,338)
      Gain on debt extinguishment                                     -          180,977                    -          180,977
      Other                                                        (126)             103                  (14)             150
                                                         --------------     ------------     ----------------    -------------
                    Total other income (expense)                 (1,611)         179,008               (4,748)         169,789
                                                         --------------     ------------     ----------------    -------------

NET INCOME (LOSS)                                        $         (681)    $    173,694     $        (39,139)   $     159,369
                                                         ==============     ============     ================    =============

EARNINGS (LOSS) PER SHARE:

Net income (loss) per common share, basic and diluted    $        (0.01)    $       0.38     $          (0.06)   $        0.99
                                                         ==============     ============     ================    =============

Weighted average number of shares, basic and diluted        615,018,963      457,493,829          615,018,963      161,579,124
                                                         ==============     ============     ================    =============

    The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                              NINE MONTH ENDED SEPTEMBER 30
                                                                                              -----------------------------
                                                                                                    2003          2002
                                                                                                 ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                   $  (39,139)    $ 159,369
      Adjustments to reconcile net income (loss) to net cash flow from operating activities:
           Depreciation and amortization                                                             15,742        14,560
           Amortization of deferred financing costs and non-cash interest                             4,118        10,429
           Gain from debt extinguishment                                                                  -      (180,977)
           Non-cash exit and disposal activities                                                          -         1,309
           Loss (gain) on disposal of assets                                                            202          (105)
           Increase in allowance for doubtful accounts                                                    -         1,044
           Deferred revenue                                                                            (113)         (150)
           Asset impairment charges                                                                   9,686             -
           Goodwill impairment                                                                       17,455             -
           Other                                                                                        346             -
      Changes in assets and liabilities, net of assets acquired:
           Accounts receivable                                                                        7,479         2,931
           Other current assets                                                                         602        (1,456)
           Accrued commissions payable                                                               (1,696)       (3,065)
           Accounts payable and accrued expenses                                                     (7,730)       (5,162)
           Accrued interest                                                                             (74)          165
                                                                                                 ----------     ---------
               Net cash from operating activities                                                     6,878        (1,108)
                                                                                                 ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash received in PhoneTel merger, net of acquisition costs                                          -         2,812
      Proceeds from sale of assets                                                                        3           115
      Capital expenditures                                                                             (522)         (207)
      Payment of acquisition costs                                                                        -          (613)
      Payments for location contracts                                                                  (166)         (314)
      Increase in other assets                                                                         (351)         (142)
                                                                                                 ----------     ---------
               Net cash from investing activities                                                    (1,036)        1,651
                                                                                                 ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Senior Credit Facility                                                                -         5,000
      Debt issuance costs                                                                                 -          (237)
      Payments on long-term debt                                                                     (5,864)       (1,250)
      Principal payments under capital leases                                                          (158)         (407)
                                                                                                 ----------     ---------
           Net cash from financing activities                                                        (6,022)        3,106
                                                                                                 ----------     ---------

           Increase in cash and cash equivalents                                                       (180)        3,649

Cash and cash equivalents, beginning of period                                                        6,854         5,333
                                                                                                 ----------     ---------
Cash and cash equivalents, end of period                                                         $    6,674     $   8,982
                                                                                                 ==========     =========

SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID                                                                                    $      707     $     994
                                                                                                 ==========     =========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
PhoneTel Merger:
      Common stock and options issued                                                            $        -     $  (8,043)
      Net assets acquired, net of cash and acquisition costs                                              -         4,159
Debt-for-equity exchange:
      Common stock issued                                                                                 -       (13,702)
      Issuance of Junior Credit Facility                                                                  -       (88,245)
      Retirement of Old Credit Facility                                                                   -       237,255
      Accrued interest - Old Credit Facility                                                              -        45,704

   The accompanying notes are an integral part of these financial statements

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED     TOTAL
                                             COMMON STOCK       ADDITIONAL                   OTHER      SHAREHOLDERS'
                                         --------------------    PAID-IN    ACCUMULATED  COMPREHENSIVE    EQUITY       COMPREHENSIVE
                                           SHARES      AMOUNT    CAPITAL      DEFICIT         LOSS      (DEFICIT)      INCOME (LOSS)
                                         -----------  -------   ---------   -----------      -----      ----------     -------------
Balances December 31, 2001                11,169,440  $   112   $ 128,503   $ (358,421)    $      (7)    $ (229,813)             -

Issuance of common stock -
   debt exchange                         380,612,730    3,806       9,896            -             -         13,702              -
Issuance of common stock -
   PhoneTel merger                       223,236,793    2,232       5,805            -             -          8,037              -
Issuance of stock options -
   PhoneTel merger                                 -        -           6            -             -              6              -

Market change on interest collar                   -        -           -            -             7              7      $       7

Net income                                         -        -           -      151,751             -        151,751        151,751
                                         -----------  -------   ---------   ----------     ---------     ----------      ---------

Balances December 31, 2002               615,018,963    6,150     144,210     (206,670)            -        (56,310)     $ 151,758
                                                                                                                         =========

Net loss (Unaudited)                               -        -           -      (39,139)            -        (39,139)     $ (39,139)
                                         -----------  -------   ---------   ----------     ---------     ----------      ---------

Balances September 30, 2003 (Unaudited)  615,018,963  $ 6,150   $ 144,210   $ (245,809)    $       -     $  (95,449)     $ (39,139)
                                         ===========  =======   =========   ==========     =========     ==========      =========

    The accompanying notes are an integral part of these financial statements

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

1. BASIS OF PRESENTATION

     Davel Communications, Inc. ("Davel" or the "Company") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 55,000 payphones in 45 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the PhoneTel Merger - see Note 4 for exit and disposal activities), with field service offices in 32 geographically dispersed locations.

     The accompanying consolidated balance sheet of Davel Communications, Inc. and its subsidiaries at September 30, 2003 and the related consolidated statements of operations and cash flows for the nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of shareholders' deficit and other comprehensive income (loss) for the period ended September 30, 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results for the full year.

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

2. LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net income of $151.8 million and a net loss of $39.1 million for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3) and $27.1 million in asset impairment losses in 2003 (see Note
5), the Company has incurred operating losses of approximately $29.2 million and $ 12.0 million, respectively. As of September 30, 2003, the Company had a working capital deficit of $132.6 million and the Company's liabilities exceeded its assets by $95.4 million.

     As discussed in Note 9, the Company was not in compliance with certain financial covenants under its Junior Credit Facility and did not make certain debt payments totaling $5.1 million that were due in July through November

2003. On November 11, 2003 the Company executed an agreement with its Junior Lenders (the "Forbearance Agreement") that grants forbearance with respect to defaults and cash payments due under the terms of the Junior Credit Facility through January 30, 2004. Under the Forbearance Agreement, the Company is required to make a $600,000 cash payment to be applied against interest due under the Junior Credit Facility and to make additional interest payments of $100,000 on December 1, 2003 and January 1, 2004. The Company has also engaged in discussions with its Junior Lenders regarding the possibility of restructuring the debt outstanding under the Junior Credit Facility and related payments due thereunder. Any such restructuring would anticipate amortization payments based upon revised operating plans and cash flow projections to be provided by the Company. While the Company's Junior Lenders have expressed a willingness to negotiate the revision of future payments due under the Junior Credit Facility, there can be no assurance that they will agree to a restructuring of such payments or refrain from exercising their rights thereunder. In the event the Company is unable to comply with the current loan covenants or fails to make the debt payments as currently scheduled, the Junior Lenders could declare this debt to be immediately due and payable and enforce their rights with respect to the collateral. As a result, the Company has classified the balance due on its debt as a current liability in the accompanying consolidated balance sheets. In addition, the above conditions raise substantial doubt about the Company's ability to continue as a going concern.

     In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management in the execution of a plan to return the Company to profitability. Significant elements of the plan executed or planned for 2003 include (i) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (ii) the continued removal of unprofitable payphones, (iii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs"), (iv) the evaluation and sale of unprofitable district operations, (v) outsourcing payphone collection, service and maintenance activities in high cost areas, and (vi) the further curtailments of operating expenses. The Company is also working toward the implementation of new business initiatives and other strategic opportunities available to the Company.

     Notwithstanding these activities and plans, the Company may continue to face liquidity shortfalls and such other actions that its lenders may take with respect to the Junior Credit Facility. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Old Credit Facility:
     Principal balance ............................................  $ 237,255
     Accrued interest .............................................     45,704
                                                                     ---------
     Carrying value ...............................................    282,959
  Common stock issued (380,612,730 shares at $0.036) ..............    (13,702)
  Principal balance of new debt ...................................    (63,500)
  Interest, costs and fees on new debt (payable through maturity)..    (24,780)
                                                                     ---------

  Gain on debt extinguishment .....................................  $ 180,977
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

     In accordance with SFAS No. 141, Davel allocated the purchase price of PhoneTel to tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values at the time of the PhoneTel Merger. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based upon estimates and assumptions of management. The goodwill recorded is not expected to be deductible for income tax purposes. In accordance with SFAS No. 142, the goodwill acquired will not be amortized but will be reviewed annually for impairment. The first impairment review was completed as of September 30, 2002 and no impairment was present. The Company subsequently reviewed goodwill for impairment and wrote-off the carrying value (see Note 5). Purchased intangibles are amortized on a straight-line basis over their respective useful lives.

     The PhoneTel Merger was accounted for as a purchase business combination and the purchase price was allocated as follows (in thousands):

Cash and cash equivalents..............................  $     3,884
Accounts receivable....................................        4,612
Other current assets...................................        1,552
Property and equipment.................................       11,347
Intangible assets (location contracts).................       19,821
Goodwill...............................................       17,455
Other assets...........................................          765
                                                         -----------
  Assets acquired......................................       59,436
                                                         -----------

Accounts payable and other accrued expenses............       (9,238)
Accrued commissions payable............................       (3,367)
Senior Credit Facility (See Note 9)....................       (4,583)
Junior Credit Facility (See Note 9)....................      (32,206)
Other long-term debt (See Note 9)......................         (928)
                                                         -----------
  Liabilities assumed..................................      (50,322)
                                                         -----------

Net assets acquired....................................  $     9,114
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

                                                               UNAUDITED PRO FORMA        UNAUDITED PRO FORMA
                                                                  INFORMATION                 INFORMATION
                                                            FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2002          SEPTEMBER 30, 2002
                                                            --------------------------  -------------------------
Revenue .................................................         $     25,232                 $  77,186
                                                                  ------------                 ---------
Loss from operations before gain on debt extinguishment..              (10,857)                  (38,252)
Gain on debt extinguishment .............................              180,977                   180,977
                                                                  ------------                 ---------
Net income ..............................................         $    170,120                 $ 142,725
                                                                  ============                 =========
Net income per common share, basic and diluted: .........         $       0.37                 $    0.88
                                                                  ============                 =========

EXIT AND DISPOSAL ACTIVITIES

     In connection with the PhoneTel Merger, the Company terminated its Tampa, FL headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements and incurred severance costs related to terminated employees. Exit activities related to the Company were expensed as incurred or as otherwise provided in SFAS No. 146. Substantially all exit activities were completed prior to December 31, 2002. The following table reflects the components of exit and disposal activities, of which, $2.8 million was included in the Company's consolidated statements of operations in the third quarter of 2002 (in thousands):

Abandonment or disposals of property and equipment..............            $1,309
Lease termination...............................................               600
Employee severance..............................................               667
Other merger related expenses...................................               343
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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company's financial position or results of operations.

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

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its consolidated financial statements pursuant to the provisions of FIN No. 46.

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

     On October 9, 1997, the FCC adopted and released its Second Report and Order in the same docket, FCC 97-371 (the "1997 Payphone Order"). This order addressed the per-call compensation rate for 800 subscriber and access code calls that originate from payphones in light of the decision of the Court which vacated and remanded certain portions of the FCC's 1996 Payphone Order. The FCC concluded that the rate for per-call compensation for 800 subscriber and access code calls from payphones was the deregulated local coin rate adjusted for certain cost differences. Accordingly, the FCC established a rate of $0.284 ($0.35 - $0.066) per call for the first two years of per-call compensation (October 7, 1997, through October 6, 1999). The interexchange carriers ("IXCs") were required to pay this per-call amount to payphone service providers ("PSPs"), including the Company, beginning October 7, 1997. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded related to the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls).

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

     The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 8). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million of net receipts from other carriers that was recognized as revenue in the third quarter of 2003 under the Company's accounting policy. Such revenues totaling $7.9 million have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the nine months ended September 30, 2003. The Company also estimates that it is entitled to receive in excess of $10.0 million of dial-around compensation from certain carriers, excluding WorldCom. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

     On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the "October 2003 Rulemaking") to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. The Company believes that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

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

8. SALE OF WORLDCOM CLAIM AND REGULATORY REFUNDS

     On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to 51% of the amount of the allowed claim in excess of the Scheduled Debt, if any, included in WorldCom's plan of reorganization as confirmed by the
U. S. Bankruptcy Court. If the amount of the allowed claim is less than the Scheduled Debt, the Company would be required to refund 51% of any such shortfall to the purchaser. The Company is not entitled to receive and is not required to reimburse the purchaser if the actual distribution percentage pursuant to WorldCom's plan of reorganization is more or less than 51% of the allowed claim. The Company is currently negotiating with WorldCom to reconcile the Scheduled Debt to the amount of the Company's proof of claim. No assurance can be made that the bankruptcy court will allow the amount of the Company's proof of claim, or even the amount of the Scheduled Debt.

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 7. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $1.0 million was deposited in escrow, and $0.9 million was used to pay certain accounts payable. The Company has used $0.2 million of the amount deposited in escrow and, to the extent permitted by the Company's lenders, plans to use the remaining $0.8 million to fund new business initiatives and certain obligations of the Company. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the nine months ended September 30, 2003, the Company received $4.7 million of refunds of prior period telephone charges relating to the recently adopted new services test ("New Services Test" or "NST") in certain states. Of this amount, $3.8 million, $0.8 million and $0.1 million were recognized as reductions in telephone charges in the fourth quarter of 2002, first quarter of 2003, and third quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to ensure that the cost to PSPs for obtaining local lines and service meet the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.3 million of refunds pursuant to the New Services Test as a reduction of telephone charges in the Company's consolidated statements of operations in the nine months ended September 30, 2002.

9. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Following is a summary of long-term debt and obligations under capital leases as of September 30, 2003 and December 31, 2002 (in thousands):

                                                                                  SEPTEMBER 30  DECEMBER 31
                                                                                       2003        2002
                                                                                  ------------  -----------
SENIOR CREDIT FACILITY, due in monthly installments of $833.3 plus interest
  at 15% through June 30, 2003 ..................................................   $       -    $   5,833
JUNIOR CREDIT FACILITY, due December 31, 2005:
  TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
    capitalized interest of $11,692 at September 30, 2003 .......................      61,692       59,869
  TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
    capitalized interest of $13,663 at September 30, 2003 .......................      64,663       62,681
NOTE PAYABLE, ($1,149 face value) due November 16, 2004 .........................       1,099          987
CAPITAL LEASE OBLIGATIONS with various interest rates and maturity dates
  Through 2005 ..................................................................         150          308
                                                                                    ---------    ---------
                                                                                      127,604      129,678
Less -- Current maturities ......................................................    (127,604)     (11,449)
                                                                                    ---------    ---------
                                                                                    $       -    $ 118,229
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

     In March 2003, the Company made a $3.0 million principal payment from the proceeds of sale of a dial-around receivable bankruptcy claim due from WorldCom, which included a $2.2 million prepayment of such debt, as required under the Senior Credit Facility (see Note 8). Under the Senior Credit Facility, the Company was required to deposit approximately $1.0 million of the sales proceeds in escrow with the Senior Lenders. When released, the Company intends to use these funds for new business initiatives. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility. The Senior Lenders' rights with respect to these escrowed funds have transferred to the Junior Lenders upon payment in full of the Senior Debt in accordance with the agreements executed among the Junior Lenders and Senior Lenders. The Company has obtained waivers from its Lenders which waive all defaults, including a waiver from the Senior Lenders and Junior Lenders to permit the Company to sell its dial-around receivable bankruptcy claim.

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

                                                                      DAVEL          PHONETEL           TOTAL
                                                                      -----          --------           -----
Face value of credit facilities................................    $   64,135     $       36,865     $   101,000
Premium: interest capitalization...............................        24,122                 --          24,122
Discount: present value of acquired debt.......................            --             (4,658)         (4,658)
                                                                   ----------     --------------     -----------
Subtotal.......................................................        88,257             32,207         120,464
Payment-in-kind interest.......................................         8,268              4,765          13,033
Interest paid..................................................           (63)               (37)           (100)
Amortization of premiums and discounts.........................        (8,407)             1,365          (7,042)
                                                                   ----------     --------------     -----------
                                                                   $   88,055     $       38,300     $   126,355
                                                                   ==========     ==============     ===========

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

     As discussed above, the Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January

31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003 the Company executed an amendment to its Junior Credit Facility (the "First Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2003 and waived all defaults through the date of the amendment. It also amended the timing and amount of individual payments (but not the aggregate amount) due under Junior Credit Facility during 2003 to coincide with the early retirement of the Senior Credit Facility resulting from the prepayment described above. Under the Amendment, the Company is required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 are not affected by the Amendment. As of March 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant, as amended. The Company obtained a waiver from its Junior Lenders that waived this default as of March 31, 2003.

     Notwithstanding the March 31, 2003 Amendment and waiver, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the Junior Credit Agreement as of June 30 and September 30, 2003. In addition, the Company did not make the $1,041,667 monthly payments that were due on August 1, 2003 through November 1, 2003 and only made a partial payment ($100,000) toward the monthly payment of $1,041,667 that was due on July 1, 2003. On November 11, 2003 the Company executed an agreement with its Junior Lenders (the "Forbearance Agreement") that grants forbearance with respect to defaults and cash payments due under the terms of the Junior Credit Facility through January 30, 2004. Under the Forbearance Agreement, the Company is required to make a $600,000 cash payment to be applied against interest due under the Junior Credit Facility and to make additional interest payments of $100,000 on December 1, 2003 and January 1, 2004. The Company has also engaged in discussions with its Junior Lenders regarding the possibility of restructuring the debt outstanding under the Junior Credit Facility and related payments due thereunder. Any such restructuring would anticipate amortization payments based upon revised operating plans and cash flow projections to be provided by the Company. While the Company's Junior Lenders have expressed a willingness to negotiate the revision of future payments due under the Junior Credit Facility, there can be no assurance that they will agree to a restructuring of such payments or refrain from exercising their rights thereunder. In the event the Company is unable to comply with the current loan covenants or fails to make the debt payments as currently scheduled, the Junior Lenders could declare this debt to be immediately due and payable and enforce their rights with respect to the collateral. As a result, the Company has classified the outstanding balance due on its this debt as a current liability in the accompanying consolidated balance sheet.

     NOTE PAYABLE

     In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. that provides for payment of principal, together with deferred interest at 5% per annum, on November 17, 2004. Cerberus Partners, L.P. and its affiliates are also lenders under the Senior and Junior Credit Facilities and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%. The note also includes a cross default provision that permits the holder to declare the note immediately due and payable if payments due under the Junior Credit Facility are accelerated as a result of default. Due to the defaults under the Junior Credit facility as described above, the balance due on this note has been classified as a current liability in the accompanying consolidated balance sheet.

10. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

     The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the number of additional shares from the assumed exercise of dilutive stock options under the treasury stock method was not significant and diluted earnings per share amounts are the same as basic earnings per share. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted income

(loss) from continuing operations per weighted average common share outstanding for the three-month and nine-month periods ended September 30, 2003 and 2002 are presented in the table below.

     The following table reflects supplemental financial information related to stock-based employee compensation as of September 30, 2003 and 2002, as required by SFAS No. 148 (See Note 6, "Recent Accounting Pronouncements"); in thousands, except per share amounts:

                                                                  Three Months             Nine Months
                                                               Ended September 30       Ended September 30
                                                             ---------------------    ----------------------
                                                                2003       2002          2003        2002
                                                             --------    ---------    ---------    ---------
Net Income (loss), as reported                               $   (681)   $ 173,694    $ (39,139)   $ 159,369
Net Income (loss) per share, as reported                        (0.01)        0.38        (0.06)        0.99
Stock-based employee costs used in the
    determination of net income (loss)                              _            _            _            _
Stock-based employee compensation costs
    that would have been included in the
    determination of net income (loss) if the fair
    value method had been applied to all awards                     _         (385)           _         (767)
Unaudited pro forma net income (loss), as if the fair
    value method had been applied to all awards                  (681)     174,079      (39,139)     160,136
Unaudited pro forma net income (loss) per share, as if
    the fair value method had been applied to all awards        (0.01)        0.38        (0.06)        0.99

11. COMMITMENTS & CONTINGENCIES

Litigation

     In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleged damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter of 2002. As of September 30, 2003, the Company has paid the first three installments and the remaining balance is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

     On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr., a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc. DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint was forwarded to Davel's insurance carrier for action; however Davel's insurance carrier subsequently denied coverage. Thereafter, the Plaintiffs filed their third amended complaint. While Davel believes that it has meritorious defenses to the allegations contained in the third amended complaint and intends to vigorously defend itself, the matter is in its initial stages. Accordingly, Davel cannot at this time predict its likelihood of success on the merits.

     The Company is also a party to a contract with Sprint Communications Company, L.P. ("Sprint") that provides for the servicing of operator-assisted calls. Under this arrangement, Sprint assumed responsibility for tracking, rating, billing and collection of these calls and remitted a percentage of the gross proceeds to the Company in the form of a monthly commission payment, as defined in the contract. The contract also requires the Company to achieve certain minimum gross annual operator service revenue, measured for the twelve-month period ended June 30 of each year. In making its June 30, 2002 compliance calculation under the minimum gross annual operator service revenue provision, the Company identified certain discrepancies between its calculations and the underlying call data information provide directly by Sprint. If the data, as presented by Sprint, is utilized in the calculation, a shortfall could result. The Company has provided Sprint with notification of its objections to the underlying data, and upon further investigation, has discovered numerous operational deficiencies in Sprint's provision of operator services that have resulted in a loss of revenue to the Company, thus negatively impacting the Company's performance relating to the gross annual operator service revenue requirement set forth in the contract. Furthermore, the Company advised Sprint that its analysis indicated that not only had it complied with the provisions of the gross annual operator service revenue requirement it also believed that Sprint had underpaid commissions to the Company during the same time period. The Company notified Sprint of the details surrounding the operational deficiencies and advised that its failure to correct such operational deficiencies would result in a material breach of the contract.

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

     The Company is involved in other litigation arising in the normal course of its business, which it believes will not materially affect its financial position or results of operations.

12. RELATED PARTY TRANSACTIONS

     The Company's former Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the nine months ended September 30, 2003, the Company earned revenue of $1,845,000 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. During the first nine months of 2003, the Company also incurred $124,000 of costs relating to payphone and management services charged by Urban. The net amount of accounts receivable due from Urban was $516,000 and $799,000 at September 30, 2003 and December 31, 2002, respectively. In September 2003, the Company terminated its business arrangements with Urban and no longer provides or receives services from this company.

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

LIQUIDITY AND MANAGEMENT'S PLANS

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net income of $151.8 million and a net loss of $39.1 million for the year ended December 31, 2002 and the nine months ended September 30, 2003, respectively. Excluding the gain on debt extinguishment of $181.0 million in 2002 (see Note 3) and $27.1 million in asset impairment losses in 2003 (see Note
5), the Company has incurred operating losses of approximately $29.2 million and $ 12.0 million, respectively. As of September 30, 2003, the Company had a working capital deficit of $132.6 million and the Company's liabilities exceeded its assets by $95.4 million.

     As discussed in Note 9, the Company was not in compliance with certain financial covenants under its Junior Credit Facility and did not make certain debt payments totaling $5.1 million that were due in July through November 2003. On November 11, 2003 the Company executed an agreement with its Junior Lenders (the "Forbearance Agreement") that grants forbearance with respect to defaults and cash payments due under the terms of the Junior Credit Facility through January 30, 2004. Under the Forbearance Agreement, the Company is required to make a $600,000 cash payment to be applied against interest due under the Junior Credit Facility and to make additional interest payments of $100,000 on December 1, 2003 and January 1, 2004. The Company has also engaged in discussions with its Junior Lenders regarding the possibility of restructuring the debt outstanding under the Junior Credit Facility and related payments due thereunder. Any such restructuring would anticipate amortization payments based upon revised operating plans and cash flow projections to be provided by the Company. While the Company's Junior Lenders have expressed a willingness to negotiate the revision of future payments due under the Junior Credit Facility, there can be no assurance that they will agree to a restructuring of such payments or refrain from exercising their rights thereunder. In the event the Company is unable to comply with the current loan covenants or fails to make the debt payments as currently scheduled, the Junior Lenders could declare this debt to be immediately due and payable and enforce their rights with respect to the collateral. As a result, the Company has classified the balance due on its debt as a current liability in the accompanying consolidated balance sheets. In addition, the above conditions raise substantial doubt about the Company's ability to continue as a going concern.

     In July 2003, a special committee of independent, non-employee members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. As a result, the Board of Directors appointed a new chief executive officer who has been actively engaged with management in the execution of a plan to return the Company to profitability. Significant elements of the plan executed or planned for 2003 include (i) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 4, (ii) the continued removal of unprofitable payphones, (iii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs"), (iv) the evaluation and sale of unprofitable district operations, (v) outsourcing payphone collection, service and maintenance activities in high cost areas, and (vi) the further curtailments of operating expenses. The Company is also working toward the implementation of new business initiatives and other strategic opportunities available to the Company.

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

GENERAL

     During the first nine months of 2003, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the Company's payphones. Coin call revenues are recorded in the amount of coins deposited in the payphones.

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

     The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation in the fourth quarter of 2002 for the estimated amount due to certain dial-around carriers under the Interim Order. In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 8). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million of net receipts from other carriers that was recognized as revenue in the third quarter of 2003 under the Company's accounting policy. Such revenues totaling $7.9 million have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the nine months ended September 30, 2003. The Company also estimates that it is entitled to receive in excess of $10.0 million of dial-around compensation from certain carriers, excluding WorldCom. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

     On August 2, 2002 and September 2, 2002 respectively, the APCC and the RBOCs filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the "October 2003 Rulemaking") to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. The Company believes that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial-around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

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

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     On July 24, 2002, the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenues and expenses associated with these phones are included in the results of operations for periods following the date of acquisition. Accordingly, the operating results for the nine months ended September 30, 2003 include the revenues and expenses of PhoneTel for the entire period. Offsetting these revenue and expense increases in the first nine months of 2003 is the decrease in revenues and expenses resulting from the reduction in the number of payphones operated by the Company, including reductions relating to the Company's ongoing program to remove unprofitable phones. The Company's average number of phones in service during the first nine months of 2003 was approximately 62,000 phones compared to 56,000 phones in service during the first nine months of 2002.

     For the nine months ended September 30, 2003, total revenues increased approximately $ 8.6 million, or 15.0 %, to approximately $ 66.2 million from approximately $57.6 million in the same period of 2002. This increase was mainly attributable to a favorable adjustment to dial-around compensation of approximately $7.9 million in the first nine months of 2003 and a $1.3 million increase in non-carrier revenue as discussed below. These increases in revenues were offset by the reduction in revenues attributable to the removal of unprofitable phones and lower call volumes, due to the harsh winter weather in the first quarter of 2003 and increased competition from the wireless communications industry, resulting in lower average revenue per phone.

     Coin call revenues decreased approximately $1.6 million, or 3.9%, to approximately $39.6 million in the nine months ended September 30, 2003 from approximately $41.2 million in the first nine months of 2002. The decrease in coin call revenues was primarily attributable to lower revenues per phone as a result of lower call volumes on the Company's payphones caused by the colder winter weather in the first quarter of 2003 and increased competition from wireless communication services, offset in part by the increase in the number of average payphones resulting from the PhoneTel acquisition.

     Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, increased approximately $2.2 million, or 13.7 %, to approximately $18.6 million in the nine months ended September 30, 2003 from approximately $16.4 million in the nine months ended September 30, 2002. The increase was primarily attributable to the additional revenues relating to the PhoneTel Merger offset by the reduction in revenues relating to the removal of unprofitable phones, lower call volumes resulting from weather conditions during the first quarter of 2003 and the growth in wireless communication services. Dial-around revenue decreased approximately $0.2 million, to approximately $10.4 million in the nine months ended September 30, 2003 from approximately $10.6 million in the first nine months of 2002. The dial-around decrease is primarily attributable to a $1.0 million reduction in accounts receivable in the first quarter of 2003 to reflect a change in accounting estimate of prior quarter dial-around revenues offset by a $0.9 million reduction in revenue in 2002 as a result of the WorldCom bankruptcy. Long-distance revenues increased approximately $ 1.2 million, to approximately $ 6.3 million in the first nine months of 2003 from approximately $5.1 million in the nine months ended September 30, 2002. The increase is attributable to more payphones in service as a result of the PhoneTel Merger and higher revenues per phone resulting from higher commissions received from the Company's new operator services provider. Non-carrier revenues, which consists primarily of contractor services provided to Urban, a related party and PhoneTel customer (see Note 12 to the consolidated financial statements), increased $1.3 million over the same period in 2002. Such services were discontinued in September 2003.

     During the nine months ended September 30, 2003, the Company recorded $7.9 million of dial-around revenue adjustments from various carriers relating to the industry-wide true-up required under the FCC's Interim Order (see Note 7 to the consolidated financial statements). This additional revenue included the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of the $4.9 million received in the first quarter of 2003, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see Note 8).

     Telephone charges increased approximately $3.7 million, or 23.6%, to approximately $19.1 million for the nine months ended September 30, 2003 from approximately $15.4 million in the nine months ended September 30, 2002. This increase is partly due to the net increase in payphones relating to the PhoneTel Merger. In addition, telephone charges for the nine months ended September 30, 2002 were favorably affected by credits totaling $3.3 million relating to refunds received under the FCC's New Services Test in certain states, other refunds of $0.6 million and a favorable adjustments related to a litigation settlement which totaled $.0.8 million. The first nine months of 2003 were also favorably affected by $0.9 million of NST credits and lower line charges resulting from the conversion to CLECs. The Company is currently negotiating contracts and pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

     Commissions decreased approximately $0.2 million, or 2.0%, to approximately $ 11.1 million in the nine months ended September 30, 2003 from approximately $11.3 million in the nine months ended September 30, 2002. The decrease was primarily attributable to slightly lower commissionable revenues and commission rates due to management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

     Service, maintenance and network costs increased approximately $3.3 million, or 21.2%, to approximately $18.9 million in the nine months ended September 30, 2003 from approximately $15.6 million in the nine months ended September 30, 2002. The increase was primarily attributable to costs relating to the higher phone count associated with the PhoneTel Merger. In August 2003, the Company implemented several cost reduction measures, including a reduction in the Company's work force. In October 2003, the Company also began to outsource the service collection and maintenance of its payphones in certain higher cost districts. These changes should have a favorable impact on operating results for the remainder of 2003.

     Depreciation expense in the nine months ended September 30, 2003 increased to approximately $12.2 million from approximately $12.1 million recorded in the nine months ended September 30, 2002. Amortization expense in the nine months ended September 30, 2003 increased to approximately $3.5 million from approximately $2.5 million recorded in the nine months ended September 30, 2002. These increases were primarily attributable to additional depreciation and amortization on assets acquired in the PhoneTel Merger offset in part by lower depreciation and amortization in the third quarter of 2003 as a result of the impairment charges described below.

     Selling, general and administrative expenses were approximately $8.2 million in the nine months ended September 30, 2003 and 2002. The increase in expense related to the PhoneTel Merger was offset by a substantial decrease in the combined companies' post-merger costs resulting from the relocation of the Company's headquarters from Tampa, FL to Cleveland, OH at the end of the third quarter of 2002, and the elimination of redundant personnel and headquarter facilities.

     As of June 30, 2003, the Company completed an evaluation of the carrying value of its payphone assets and goodwill and recorded impairment charges of $9.7 million and $17.5 million, respectively. These charges were required to write-down the carrying values of property and equipment, location contracts and goodwill to their respective fair values as of June 30, 2003 (see Note 5 to the consolidated financial statements).

     In the nine months ended September 30, 2002, the Company incurred $2.8 million of exit and disposal activity costs. Such costs included a $0.6 million lease termination fee, $0.7 million of employee severance costs, $0.2 million of other merger related costs, and a $1.3 million charge for assets written-off as a result of moving the Company's headquarters from Tampa, FL to Cleveland, OH after the completion of the PhoneTel Merger. In the first quarter of 2003, the Company incurred a $0.3 million loss from exit and disposal activities related to the outsourcing and closing of the Company's warehouse and repair facility in Tampa, FL.

     Interest expense in the nine months ended September 30, 2003 was approximately $4.7 million compared to $11.3 million in the first nine months of 2002. The decrease in recorded interest is due to the reduction in debt relating to the debt restructuring in connection with the PhoneTel Merger (see Note 3 to the consolidated financial statements). In addition, no interest is recognized on the Davel portion of the Company's Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring in accordance with SFAS No. 15. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in the third quarter of 2002 resulting from the extinguishment of the Company's old credit facility.

     The Company has not accrued any provision for Federal and State income taxes because it has a taxable loss in the first nine months of 2003 and 2002 as a result of the loss in 2003 and the tax exclusion relating to income from cancellation of indebtedness in 2002.

     The Company reported a net loss of $39.1 million and net income of $159.4 million for the nine months ended September 30, 2003 and 2002, respectively. Excluding the gain on debt extinguishment of $181.0 million in 2002 and $27.1 million in asset impairment losses in 2003, the Company has incurred operating losses of approximately $12.0 million and $21.6 million for the nine months ended September 30, 2003 and 2002, respectively. This decrease in operating losses is primarily due to the decrease in interest expense and the addition revenue from the dial-around revenue adjustment in 2003 as discussed above.

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

     In the nine months ended September 30, 2003, operating activities provided approximately $6.9 million of net cash, primarily due to $4.7 million of receipts relating to refunds of telephone charges under the FCC's New Services Test and $4.9 million of receipts in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from WorldCom, as discussed below. Approximately $2.8 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses, $5.8 million was used for payments on the Company's Senior Credit Facility, and $1.0 million was deposited in escrow with its lenders. In the first nine months of 2002, operating activities used $1.1 million of net cash that was funded from the $4.8 million received from the Senior Credit Facility, which amount is net of the $0.2 million cost of issuing that debt.

     Capital expenditures for the nine months ended September 30, 2003 and 2002 were $0.5 million and $0.2 million, respectively. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the nine months ended September 30, 2003 were $ 0.2 compared to $0.3 million for the similar period ended September 30, 2002.

     The Company made payments under capital lease obligations totaling approximately $0.2 million in the first nine months of 2003 compared to $0.4 million in 2002. Cash balances decreased approximately $0.2 million during the nine months ended September 30, 2003.

     The Company's principal source of liquidity in the nine months ended September 30, 2003 came from cash received pursuant to the FCC's New Services Test and the Company's WorldCom bankruptcy claim. On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to 51% of the amount of the allowed claim in excess of the Scheduled Debt, if any, included in WorldCom's plan of reorganization as confirmed by the U. S. Bankruptcy Court. If the amount of the allowed claim is less than the Scheduled Debt, the Company would be required to refund 51% of any such shortfall to the purchaser. The Company is not entitled to receive and is not required to reimburse the purchaser if the actual distribution percentage pursuant to WorldCom's plan of reorganization is more or less than 51% of the allowed claim. No assurance can be made that the bankruptcy court will allow the amount of the Company's proof of claim, or even the amount of the Scheduled Debt.

     Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 7. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $1.0 million was deposited in escrow, and $0.9 million was used to pay certain accounts payable. The Company has used $0.2 million of the amount deposited in escrow and, to the extent permitted by the Company's lenders, plans to use the remaining $0.8 million to fund new business initiatives and certain obligations of the Company. Any amounts not used for such purposes would be applied to the balance due under the Company's Junior Credit Facility.

     During the nine months ended September 30, 2003, the Company received $4.7 million of refunds of prior period telephone charges relating to the recently adopted new services test ("New Services Test" or "NST") in certain states. Of this amount, $3.8 million, $0.8 million and $0.1 million were recognized as reductions in telephone charges in the fourth quarter of 2002, first quarter of 2003, and third quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to ensure that the cost to PSPs for obtaining local lines and service meet the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company previously recognized $3.3 million of refunds pursuant to the New Services Test as a reduction of telephone charges in the Company's consolidated statements of operations in the nine months ended September 30, 2002.

     In the first nine months of 2002 the Company's principal source of liquidity was from the Company's Senior Credit Facility. See Note 9 to the consolidated financial statements for a description of this indebtedness. The Company's primary uses of liquidity are to provide working capital and to meet debt service requirements.

     See also "Liquidity and Management's' Plans" included elsewhere herein and in Note 2 to the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. Both the Senior Credit Facility, which was repaid in the second quarter of 2003, and the Junior Credit Facility bear interest at fixed rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer, or CEO, and chief financial officer, or CFO, of the effectiveness of the design and operation of our disclosure procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal control over financial reporting in the third quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)    See Exhibit Index.

     (b) The Company filed a Current Report on Form 8-K, dated August 15, 2003, reporting that the Company issued a press release announcing the results of operations for the quarter ended June 30, 2003 under
            Item 9, Regulation FD Disclosure.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                                DAVEL COMMUNICATIONS, INC.

Date: November 14, 2003                         /s/ Donald L. Paliwoda
                                                ---------------------------

                                                Donald L. Paliwoda
                                                Chief Financial Officer

EXHIBIT INDEX

Exhibit No.                             Description

10.1        Forbearance Agreement, dated as of November 11, 2003, related to
             Amended, Restated and Consolidated Credit Agreement, dated as of July 24, 2003, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein.

10.2 Employment Agreement dated August 29, 2003 between Davel Communications, Inc. and Woody McGee

31.1 Certification by Chief Executive Officer pursuant to Sarbanes - Oxley Section 302.

31.2 Certification by Chief Financial Officer pursuant to Sarbanes - Oxley Section 302.

32.1 Certification by Chief Executive Officer pursuant to Sarbanes - Oxley Section 906.

32.2 Certification by Chief Financial Officer pursuant to Sarbanes - Oxley Section 906.