Form 10-K
period 2003-12-31
DAVEL COMMUNICATIONS INC
filed 2004-03-30
CIK 1072881

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO     .

                        COMMISSION FILE NUMBER 000-25207

                                ----------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No x

         As of June 30, 2003 the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was approximately $1,308,310 based upon the closing price on June 30, 2003 of $0.01. As of March 19, 2004, there were 615,018,963 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                           DAVEL COMMUNICATIONS, INC.
                             FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                      PART I

Item 1        Business........................................................................................   1
Item 2        Properties......................................................................................  14
Item 3        Legal Proceedings...............................................................................  15
Item 4        Submission of Matters to a Vote of Security Holders.............................................  16

                                                     PART II

Item 5        Market for the Registrant's Common Stock and Related Stockholder Matters........................  16
Item 6        Selected Consolidated Financial Data............................................................  17
Item 7        Management's Discussion and Analysis of Financial Condition and Results of Operations...........  17
Item 7A       Quantitative and Qualitative Disclosures About Market Risk......................................  28
Item 8        Financial Statements............................................................................  29
Item 9        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............  59
Item 9A       Disclosure Controls and Procedures..............................................................  59

                                                     PART III

Item 10       Directors and Executive Officers of the Registrant..............................................  59
Item 11       Executive Compensation..........................................................................  61
Item 12       Security Ownership of Certain Beneficial Owners and Management..................................  65
Item 13       Certain Relationships and Related Transactions..................................................  66
Item 14       Principal Accountant Fees and Services..........................................................  67

                                                     PART IV

Item 15       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  68

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

ITEM 1. BUSINESS

GENERAL OVERVIEW

         Davel Communications, Inc. ("Davel" or the "Company") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest independent payphone service provider in the United States. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of payphones throughout the United States. The Company's headquarters is located in Cleveland, Ohio (having been relocated from Tampa, Florida after completion of the merger of its wholly owned subsidiary with PhoneTel Technologies, Inc. ("PhoneTel" and the "PhoneTel Merger" -- see Note 5 to the consolidated financial statements for acquisition activities and for exit and disposal activities), with field service offices in 17 geographically dispersed locations.

         As of December 31, 2003, the Company owned and operated a network of approximately 47,000 payphones in 46 states and the District of Columbia, providing it with one of the broadest geographic ranges of coverage of any payphone service provider ("PSP") in the country. The Company's installed payphone base generates revenue through both coin calls (local and long-distance), non-coin calls (calling card, credit card, collect, and third-party billed calls using the Company's preselected operator services providers such as Opticom) and dial-around calls (utilizing a 1-800, 1010XXX or similar "toll free" dialing method to select a carrier other than the Company's pre-selected carrier). A significant portion of the Company's payphones are located in high-traffic areas such as convenience stores, shopping centers, truck stops, service stations, and grocery stores.

         As part of the Telecommunications Act of 1996 ("1996 Telecom Act"), Congress directed the Federal Communications Commission ("FCC") to ensure widespread access to payphones for use by the general public. The most recent estimates of payphone deployment released by the FCC suggest that there are approximately 1.5 million payphones currently operating in the United States, of which approximately 0.8 million are operated by the Regional Bell Operating Companies ("RBOCs") and approximately 0.1 million are operated by the smaller independent local exchange carriers ("LECs"). The remaining approximately 0.6 million payphones are owned or managed by the major long distance carriers such as Sprint and AT&T and more than 1,000 independent payphone providers ("IPPs") currently operating in the United States.

         Effective as of February 19, 2002, certain lenders entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness (see Note 4 to the consolidated financial statements -- Debt Restructuring). The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable.

         On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger has reduced operating costs by leveraging the combined infrastructure of the companies.

         In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares with a fair value of approximately $8.0 million. The fair value of the Davel common stock was derived using an average market price per share of Davel common stock of $0.036, which was based on an average of the closing prices for a range of trading days (July 19, 2002 through July 29, 2002) around the closing date of the acquisition. In addition 1,077,024 warrants and 339,000 options of PhoneTel were converted into 1,963,738 warrants and 618,107 stock options of the Company, respectively, with an aggregate value of $6,000. The warrants subsequently expired by their terms in November 2002. Direct costs and expenses of the merger amounted to $1.1 million and were included in the purchase price. -- See Note 5 to the consolidated financial statements for acquisition activities.

         In connection with the merger, the Company and PhoneTel effectuated the debt exchanges, and amended, restated, and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a face value of $101.0 million due December 31, 2005 (the "Debt Restructuring" and the "Junior Credit Facility"). See Note 4 to the consolidated financial statements -- Debt Restructuring and Note 10 -- Long-term Debt and Obligations under Capital Leases.

         The Company had net loss of $46.2 million, net income of $151.8 million, and net loss of $43.4 million, for the years ended December 31, 2003, 2002, and 2001, respectively. The net income in 2002 was the result of a $181.0 million gain on debt restructuring associated with the PhoneTel Merger on July 24, 2002, partially offset by operating losses of $29.2 million which, along with the losses in 2003 and 2001, were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain changes in customer calling patterns in favor of 1-800 type calls. In addition, the Company was not in compliance with certain financial covenants under its Junior Credit Facility and did not make certain debt payments totaling $5.1 million that were due in July through November 2003.

         On November 11, 2003 the Company executed an agreement with its Junior Lenders (the "Forbearance Agreement") that granted forbearance with respect to certain financial covenant defaults and cash payments due under the terms of the Junior Credit Facility through January 30, 2004. Thereafter, on February 24, 2004, the Company executed an amendment to the Junior Credit Facility (the "Second Amendment") that waives all defaults existing through the date of the Second Amendment, reduces the minimum amount of earnings (as defined in the agreement) that the Company is required to maintain, and reduces the minimum payments due under the Junior Credit Agreement to $130,000 per month through December 31 2005, including the monthly agent fee, plus 100% of any regulatory receipts, as defined in the agreement, received by the Company. Further, the Company has also engaged in discussions with its Junior Lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Junior Credit Facility. See Note 10 to the consolidated financial statements - Long-term Debt and Obligations under Capital Leases.

         In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management in the execution of a plan to improve the operating results of the Company. Significant elements of the plan executed or planned for 2003 and 2004 include (i) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 5, (ii) the continued removal of unprofitable payphones, (iii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or alternative carriers, (iv) the evaluation, sale or closure of unprofitable district operations, (v) outsourcing payphone collection, service and maintenance activities to reduce such costs, and (vi) the further curtailments of operating expenses. The Company is also working toward the implementation of new business initiatives and other strategic opportunities available to the Company.

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

         Prior to the AT&T Divestiture, the LECs could refuse to provide payphone service to a business operator or, if service was installed, would typically pay no or relatively small commissions for the right to place a payphone on the business premises. Following the AT&T Divestiture and the FCC's authorization of payphone competition, IPPs began to offer Location Owners higher commissions on coin calls made from the payphones in order to obtain the contractual right to install the equipment on the Location Owners' premises. Initially, coin revenue was the only source of revenue for the payphone operators because they were unable to participate in revenues from non-coin calls. However, the operator service provider ("OSP") industry emerged and enabled the competitive payphone operators to compete more effectively with the regulated telephone companies by paying commissions to payphone owners for non-coin calls. For the first time, IPPs were able to receive non-coin call revenue from their payphones. With this incremental source of revenue from non-coin calls, IPPs were able to compete more vigorously on a financial basis with RBOCs and other LECs for site location agreements, as a complement to the improved customer service and more efficient operations provided by the IPPs. As part of the AT&T Divestiture, the United States was divided into Local Access Transport Areas ("LATAs"). RBOCs were authorized to provide telephone service that both originates and terminates within the same LATA ("intraLATA") pursuant to tariffs filed with and approved by state regulatory authorities. RBOCs typically provide payphone service primarily in their own respective territories, and are now authorized to share in the payphone revenues generated from telecommunications services between LATAs ("interLATA"). Long-distance companies, such as Sprint, AT&T and WorldCom, provide interLATA services, and in some circumstances, also provide local or long-distance service within LATAs. An interLATA long-distance telephone call generally begins with an originating LEC transmitting the call from the originating payphone to a point of connection with a long-distance carrier. The long-distance carrier, through its owned or leased switching and transmission facilities, transmits the call across its long-distance network to the LEC servicing the local area in which the recipient of the call is located. The terminating LEC then delivers the call to the recipient.

BUSINESS STRATEGY

         Rationalization Of Low-Revenue Phones. In recent years, the Company has experienced revenue declines as a result of increased competition from cellular and other telecommunications products. As a result of declining revenues, the Company's strategy is to remove low revenue payphones that do not meet the Company's minimum criteria of profitability and to promote improved density of the Company's payphone routes. During the most recent two years ending December 31, 2003 and 2002, the Company removed approximately 24,800 and 14,900 payphones respectively. Although a portion of these removals resulted from competitive conditions or decisions not to renew contracts with Location Owners under unfavorable terms, a large portion of these removals were to eliminate unprofitable payphones. The Company has an ongoing program to identify additional payphones to be removed in 2004 based upon low revenue performance and route density considerations.

                  Outsourcing Service, Maintenance and Collection Activities. Notwithstanding improvements in payphone route densities and other efficiencies achieved following the PhoneTel Merger, the Company continues to examine its cost structure to identify additional ways to improve the profitability of the business. During 2003, the Company outsourced the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida to reduce the cost to repair, maintain and store its replacement payphone equipment. The Company incurred a loss from exit and disposal activities relating to this facility of approximately $0.3 million. In the fourth quarter of 2003, the Company outsourced the collection, service and maintenance of its payphones in the western region of the United States to reduce the cost of servicing its geographically disbursed payphones in this area. The Company closed eleven district offices and incurred a loss from exit and disposal activities of approximately $0.5 million relating to these facilities. Subsequent to December 31, 2003, the Company outsourced the servicing of additional payphones and closed three additional district offices in Texas to further reduce its operating costs. Although there were costs associated with the outsourcing of these activities, the Company believes future savings will more than offset these costs and have a favorable impact on the operating results of the Company. The Company plans to continue to identify additional outsourcing opportunities and to implement those strategies that can further reduce its operating costs.

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

         Pursue Regulatory Improvements. The Company continues to actively pursue regulatory changes that will enhance its near and long-term performance and viability. Notably, the Company is pressing, through regulatory channels, the reduction in line and related charges and improvements to the dial around compensation collection system that are critical to the economic viability of the payphone industry generally and the Company's operations specifically.

OPERATIONS

         As of December 31, 2003 and December 31, 2002, the Company owned and operated approximately 47,000 and 69,000 payphones, respectively.

    Coin Calls

         The Company's payphones generate coin revenues primarily from local calls. Historically, the maximum rate that LECs and IPPs could charge for local calls was generally set by state regulatory authorities and in most cases was $0.25 through October 6, 1997. In ensuring "fair compensation" for all calls, the FCC determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed demonstration by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order which upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, began to increase rates for local coin calls from $0.25 to $0.35 after October 7, 1997 and, beginning in November 2001, to $0.50. See "Regulation -- Effect of Federal Regulation of Local and Dial-Around Calls."

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

                                                                  2003       2002       2001
                                                                --------   --------   --------
Acquired...................................................          --     28,000         --
Installed..................................................       2,830        880      1,507
Removed....................................................     (24,830)   (14,880)   (13,507)
                                                                -------    -------    -------
Net Increase/(Decrease)....................................     (22,000)    14,000    (12,000)
                                                                =======    =======    =======
Total payphones in service (approximately).................      47,000     69,000     55,000
                                                                =======    =======    =======

         The Company had approximately 47,000 payphones in operation in forty-six states and the District of Columbia as of December 31, 2003, compared with approximately 69,000 in operation as of December 31, 2002. The five states possessing the greatest numbers of installed telephones as of December 31, 2003 were: Florida (6,460), Texas (4,047), New York (3,371), Virginia (2,936), and Georgia (2,812).

         In 2003, the Company continued its aggressive monitoring of the payphone base, which began in 1999, and removed under-performing payphones, which are available for relocation at sites with greater potential for profitability.

         Location Agreements generally provide for revenue sharing with the applicable Location Owner. The Company's Location Agreements generally provide commissions based on fixed percentages of revenues and have three-to-five year terms. The Company can generally terminate a Location Agreement on 30 days' notice to the Location Owner if the payphone does not generate sufficient revenue.

    Service and Maintenance

         The Company employs a system of field service technicians and independent contractors, each of whom collects coin boxes and cleans and maintains a route of payphones. The technicians and contractors also respond to trouble calls made by Location Owners, by users of payphones or by the telephone itself as part of its internal diagnostic procedures. Some technicians are also responsible for the installation of new payphones. Due to the Company's polling and electronic tracking and trouble reporting systems and the ability of the field service technicians to perform on-site service and maintenance functions, the Company is able to limit the frequency of trips to the payphones as well as the number of employees needed to service the payphones.

    Customers, Sales and Marketing

         The Location Owners with whom the Company contracts are a diverse group of small, medium and large businesses which are frequented by individuals needing payphone access. The majority of the Company's payphones are located at convenience stores, truck stops, service stations, grocery stores and shopping centers. As of December 31, 2003, corporate payphone accounts of 50 or more payphones represented more than 30 percent of the Company's installed payphone base.

     Service and Equipment Suppliers

         The Company's primary suppliers provide payphone components, local line access, and long-distance transmission and operator services. In order to promote acceptance by end users accustomed to using LEC-owned payphone equipment, the Company utilizes payphones designed to be similar in appearance and operation to payphones owned by LECs.

         The Company purchases some parts and equipment from various manufacturers and otherwise utilizes parts from payphones removed from field service for repair and installation of payphones. The Company has historically obtained local line access from various LECs, including Verizon, SBC Communications, Qwest and various other incumbent and competitive suppliers of local line access. New sources of local line access have emerged as competition continues to develop in local service markets. The Company currently utilizes a number of CLECs to provide local line access at rates that are lower than the rates that could be obtained from incumbent LECs. As part of the Company's strategy to further reduce line costs, during the fourth quarter of 2003, the Company entered into an agreement with a CLEC that will provide line access for a minimum of 10,500 of its payphones. The Company is also searching for additional opportunities to further reduce line costs and is evaluating the rates of other competitive local access carriers. The Company believes it will be able to substantially reduce its telephone charges through these efforts. Long-distance services are provided to the Company by various long-distance and operator service providers, including Opticom, AT&T, and others.

         The Company expects the basic availability of such products and services to continue in the future; however, the continuing availability of alternative sources at existing or lower rates cannot be assured. Although the Company is not aware of any current circumstances that would require the Company to seek alternative suppliers for any material portion of the products or services used in the operation of its business, transition from the Company's existing suppliers, if necessary, could have a disruptive effect on the Company's operations and could give rise to unforeseen delays, additional expenses or loss of revenue.

     Assembly and Repair Of Payphones

         Historically, the Company assembled and repaired payphone equipment for its own use. The assembly of payphone equipment provided the Company with technical expertise used in the operation, service, maintenance and repair of its payphones. The Company assembled, refurbished or replaced payphones from standard payphone components either obtained from the Company's sizable inventory or purchased from component manufacturers. These components include a metal case, an integrated circuit board incorporating a microprocessor, a handset and cord, and a coin box and lock. On the occasion when components are not available from inventory, the components can be purchased by the Company from several suppliers. The Company does not believe that the loss of any single supplier would have a material adverse effect on its assembly operations.

         In March 2003 the Company closed its refurbishing facility located in Tampa, Florida and has outsourced the assembly and repair of payphone equipment to a third party provider. The Company believes that given its sizable inventory of refurbished payphone equipment and other component parts, it can more effectively deploy the cash resources to other portions of the Company's business, which had previously been utilized in connection with the Tampa refurbishing facility. See Note 5 to the consolidated financial statements for exit and disposal activities.

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

         The Company provides all technical support required to operate the payphones, such as computers and software and hardware specialists, at its headquarters in Cleveland, Ohio. The Company's assembly and repair support operations located in Tampa, Florida previously provided materials, equipment, spare parts and accessories to the field. In 2003, this function was outsourced to one of the Company's suppliers and the Tampa facility was closed.

(See Note 5 to the consolidated financial statements for exit and disposal activities.) Each of the Company's division offices and/or each of the technician's vans maintain inventories for immediate deployment in the field.

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

         In response to the Court's second remand, the FCC conducted further proceedings and sought additional comment from interested parties to address the relevant issues posed by the Court. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which will be adjusted to $0.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. On all the issues, including those raised by the IXCs and the payphone providers, the Court applied the "arbitrary and capricious" standard of review and found that the FCC's rulings were lawful and sustainable under that standard. The new 24-cent rate became effective April 21, 1999. The 24-cent rate will also be applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

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

                  On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to "schedule" payments over a reasonable period of time.

                  The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation in the fourth quarter of 2002 representing the estimated amount due by the Company to certain dial-around carriers under the Interim Order. Of this amount, $3.6 million and $3.8 million is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively. In January 2004, certain carriers deducted approximately $0.7 million from their current dial-around compensation payments, thus reducing this liability. The remaining amount outstanding is expected to be deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers during 2004.

                  In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 16 to the consolidated financial statements). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million and $0.4 million of net receipts from other carriers under the Interim Order that was recognized as revenue in the third and fourth quarters of 2003, respectively. Such revenues totaling $8.3 million have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the year ended December 31, 2003. The Company also estimates that it is entitled to receive in excess of $10.0 million of additional dial-around compensation from certain carriers, of which $1.2 million was received and will be recognized as revenue subsequent to December 31, 2003 under the Company's accounting policy. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

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

    Effect of Federal Regulation of Local Coin and Dial-Around Calls

         Dial-Around Calls. Based on the FCC's tentative conclusion in the 1997 Payphone Order, the Company during 1997 adjusted the amounts of dial-around compensation previously recorded for the period November 7, 1996 to June 30, 1997 from the initial $45.85 rate to $37.20 ($0.284 per call multiplied by 131 calls). As a result of this adjustment, the provision recorded for the year ended December 31, 1997, related to reduced dial-around compensation, is approximately $3.3 million. Based on the reduction in the per-call compensation rate in the 1999 Payphone Order, the Company further reduced non-coin revenues by $9.0 million during 1998. The adjustment included approximately $6.0 million to adjust revenue recorded during the period November 7, 1996 to October 6, 1997 from $37.20 per-phone per-month to $31.18 per phone per month ($0.238 per call multiplied by 131 calls). The remaining $3.0 million of the adjustment was to adjust revenues recorded during the period October 7, 1997 through December 31, 1998 to actual dial-around call volumes for the period multiplied by $0.238 per call. Based upon the Company's estimate of the liability to certain carriers under the Interim Order, the Company recorded an adjustment to reduce revenues from dial-around compensation by $3.8 million for the year ended December 31, 2002. In 2003, the Company recognized additional revenues of $8.3 million for adjustments to dial-around compensation relating to the Interim Order.

         The Company recorded dial-around compensation revenue, including adjustments under the Interim Order, of approximately $21.5 million for the year ended December 31, 2003; $11.5 million for the year ended December 31, 2002; and $19.1 million for the year ended December 31, 2001.

         The Company believes that it is legally entitled to fair compensation under the 1996 Telcom Act for dial-around calls the Company delivered to any carrier during the period November 7, 1996 to October 6, 1997. While the amount of $0.24 per call ($0.238 before April 21, 2002) constitutes the current level of "fair" compensation, as determined by the FCC, certain carriers have asserted in the past, are asserting and are expected to assert in the future that the appropriate level of fair compensation should be lower than $0.24 per call. If the level of fair compensation is ultimately determined to be an amount less than $0.24 per call, such determination could have a material adverse effect on the Company's results of operations and financial position.

         Local Coin Call Rates. To ensure "fair compensation" for local coin calls, the FCC previously determined that local coin rates from payphones should be generally deregulated by October 7, 1997, but provided for possible modifications or exemptions from deregulation upon a detailed showing by an individual state that there are market failures within the state that would not allow market-based rates to develop. On July 1, 1997, a federal court issued an order that upheld the FCC's authority to deregulate local coin call rates. In accordance with the FCC's ruling and the court order, certain LECs and IPPs, including the Company, have increased rates for local coin calls. Initially, when the Company increased the local coin rate to $0.35, the Company experienced a large drop in call volume, which coincides with the Cellular "one-rate" plan introduction. When the Company subsequently raised its local coin rates to $0.50, it did not experience call volume declines at the same levels. The Company has experienced, and continues to experience, lower coin call volumes on its payphones resulting not only from increased local coin calling rates, but from the growth in wireless communication services, changes in call traffic and the geographic mix of the Company's payphones, as well.

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

         - The 1996 Payphone Order preempts state regulations that may require IPPs to route intraLATA calls to the LEC by containing provisions that allow all payphone providers to select the intraLATA carrier of their choice. Outstanding questions still exist with respect to 0+ local and 0 - call routing, whose classification will await the outcome of various state regulatory proceedings or initiatives and potential FCC action.

         - The 1996 Payphone Order determined that the administration of programs for maintaining public interest payphones should be left to the states within certain guidelines. Various state proceedings have been undertaken in reviewing this issue, but no widespread or effective actions have been taken to stem the tide of payphone removal around the nation. The FCC has pending various "universal service" proposals under consideration which may impact the Company, both positively and negatively.

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

MAJOR CUSTOMERS

         No individual customer accounted for more than 10% of the Company's consolidated revenues in 2003, 2002 or 2001.

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

         Notwithstanding the foregoing, the Company believes that its principal competition is from providers of wireless communications services for both local and long distance traffic. Certain providers of wireless communication services have introduced rate plans that are competitively priced with certain of the products offered by the Company and have negatively impacted the usage of payphones throughout the nation.

EMPLOYEES

         As of December 31, 2003, the Company had 293 full-time employees, none of whom are the subject of a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company leases approximately 16,668 square feet of space in Cleveland, Ohio for executive office space. The Company also leases space for its 17 district offices for payphone operations in various geographic locations across the country. In the fourth quarter of 2003 and the first quarter of 2004, the Company has closed 14 field offices and the payphones previously managed by those offices are now being serviced by sub-contractors (see Note 5 to the consolidated financial statements for exit and disposal activities).

ITEM 3. LEGAL PROCEEDINGS

         In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleged damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter of 2002. As of December 31, 2003, the Company has fully satisfied the obligation.

         In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company was required to and has paid Picus $79,500, (iii) the Company paid Picus an additional $150,000 that was due no later than May 15, 2003; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement. As of December 31, 2003, the Company has fully satisfied the obligation

         On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint has been forwarded to Davel's insurance carrier for action. The parties are currently engaged in the discovery process and the trial is scheduled for June 2004. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Market Information. Davel Common Stock trades on the NASDAQ over-the-counter bulletin board under the symbol `DAVL.OB'. The following table sets forth, for the periods indicated, the high and low closing prices of Davel Common Stock on the NASDAQ National Market System, or bulletin board system, from January 1, 2002 through December 31, 2003.

                                                                                               HIGH      LOW
                                                                                               ----      ---
2002
First Quarter............................................................................    $  0.05   $  0.02
Second Quarter...........................................................................       0.04      0.02
Third Quarter............................................................................       0.05      0.03
Fourth Quarter...........................................................................       0.04      0.01
2003
First Quarter............................................................................    $  0.01   $  0.01
Second Quarter...........................................................................       0.02      0.01
Third Quarter............................................................................       0.03      0.01
Fourth Quarter...........................................................................       0.05      0.02

         As of March 25, 2004, there were approximately 1,623 holders of record of the Common Stock, not including stockholders whose shares were held in "nominee" or "street" name. The closing sale price of the Company's Common Stock on March 25, 2004 was $0.015 per share.

         Dividends. The Company did not pay any dividends on its Common Stock during 2002 and 2003 and does not intend to pay any Common Stock dividends in the foreseeable future. It is the current policy of the Company's Board of Directors to retain cash to repay indebtedness and to finance the growth and development of the Company's business. The payment of dividends is effectively prohibited by the Company's Junior Credit Facility. Payment of cash dividends, if made in the future, will be determined by the Company's Board of Directors based on the conditions then existing, including the Company's financial condition, capital requirements, cash flow, profitability, business outlook and other factors.

         Recent Sales of Unregistered Securities. In the year ended December 31, 2003, the Company did not sell any securities that were not registered under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected financial data are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes thereto and other financial information included herein.

                                                                         YEAR ENDED DECEMBER 31
                                                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                     -------------------------------------------------------------
                                                        2003       2002 (2)       2001         2000        1999
                                                     ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Revenue ..........................................   $  81,773    $  76,952    $  90,618    $ 126,271    $ 175,846
Expenses .........................................      94,166       93,385      106,620      168,581      184,011
Asset Impairment Charges (1) .....................      27,141           --           --       42,032       48,924
                                                     ---------    ---------    ---------    ---------    ---------
Operating loss ...................................     (39,534)     (16,433)     (16,002)     (84,342)     (57,089)
Interest and other expense, net ..................      (6,657)     (12,793)     (27,412)     (27,138)     (23,412)
Income taxes .....................................          --           --           --           --        1,755
Gain from extinguishment of debt .................          --      180,977           --           --           --
                                                     ---------    ---------    ---------    ---------    ---------
Net income (loss) ................................   $ (46,191)   $ 151,751    $ (43,414)   $(111,480)   $ (78,746)
                                                     =========    =========    =========    =========    =========
Basic and diluted income (loss) per share:
Net income (loss) ................................   $   (0.08)   $    0.56    $   (3.89)   $  (10.02)   $   (7.40)
                                                     =========    =========    =========    =========    =========
Weighted average common shares
  outstanding, basic and diluted .................     615,019      272,598       11,169       11,126       10,660

BALANCE SHEET DATA:
Total assets .....................................   $  50,322    $ 106,616    $  68,325    $  93,187    $ 180,761
Current maturities of long-term debt and
  obligations under capital leases ...............       1,994       11,449      237,726      239,083       21,535
Long-term debt and obligations under capital
  leases, less current maturities ................     125,962      118,229          308          839      206,509
Shareholders' deficit ............................    (102,501)     (56,310)    (229,813)    (186,392)     (75,079)

---------------
(1) The years ended December 31, 2003, 2000, and 1999 include asset impairment charges associated with goodwill and fixed assets of $27,141, $42,032, and $48,924, respectively.

(2) The year ended December 31, 2002 includes the results of PhoneTel Technologies, Inc. from the date of the PhoneTel acquisition, July 24, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

         During 2003, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

         Non-coin calls include credit card, calling card, collect, and third party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

         The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the Federal Communications Commission mandated dial-around compensation rate in effect. This is commonly referred to as "dial-around" access. See "Business -- Regulation."

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

                                                                           YEARS ENDED DECEMBER 31
                                                                          -------------------------
                                                                          2003       2002      2001
                                                                         -----      ------    ------
REVENUES:
Coin calls..........................................................      61.3%      74.0%     68.1%
Non-coin calls......................................................      28.5       31.0      31.9
Dial-around compensation adjustments................................      10.2       (5.0)       --
                                                                         -----      -----     -----
Total revenues......................................................     100.0      100.0     100.0
                                                                         -----      -----     -----
COSTS AND EXPENSES:
Telephone charges...................................................      28.2       25.2      32.6
Commissions.........................................................      16.6       20.5      24.5
Service, maintenance and network costs..............................      29.4       29.9      26.0
Depreciation and amortization.......................................      26.3       26.5      21.2
Selling, general and administrative.................................      13.7       15.5      13.4
Asset impairment charges............................................      33.2        --        --
Exit and disposal activities........................................       1.0        3.8       --
                                                                         -----      -----    -----
  Total operating costs and expenses                                     148.4      121.4    117.7
                                                                         -----      -----    -----
Operating loss......................................................     (48.4)%    (21.4)%  (17.7)%
                                                                         =====      =====    =====

         Critical Accounting Policies and Estimates

         The Company's reported results of operations can be affected by the use of estimates and the Company's critical accounting policies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying values of the Company's accounts receivable, payphone assets and location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

         Revenues from coin calls, reselling operator assisted and long distance services, and compensation for dial-around calls are recognized in the period in which the customer places the related call. The recognition of dial-around revenues require complex and often subjective estimation processes that are largely predicated on the Company's historical operating experience. In addition certain costs and expenses, such as commissions, require the use of revenue estimates in the accounting process. Significant differences in our actual dial-around experience could affect these estimates. The FCC has the authority pursuant to the Telecommunications Act of 1996 to affect rates related to revenue from dial-around compensation, including retroactive rate adjustments and refunds. (See "Business - Regulation"). Rate adjustments arising from FCC rate actions that require refunds to interexchange or other carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by interexchange or other carriers are recorded when received.

         Under the Company's accounting policy relating to asset impairment, the Company periodically reviews long-lived assets to be held and used and goodwill for impairment whenever events or changes in circumstances indicate the asset may be impaired and, as to goodwill, at least annually. The Company evaluates potential impairment of long-lived assets, other than goodwill, based upon the cash flows derived from each of the Company's operating districts, the lowest level for which operating cash flows for such asset groupings are identifiable. A loss relating to an impairment of assets occurs when the aggregate of the estimated undiscounted future cash inflows expected to be generated by the Company's asset groups (including any salvage values) are less than the related assets' carrying value. Impairment is measured based on the difference between the higher of the fair value of the assets or present value of the discounted expected future cash flows and the assets' carrying value. The Company considers impairment of goodwill whenever the carrying value of the Company's net assets, after taking into account any impairment charges described above, exceeded the fair value of the Company, which amount is based upon the present value of expected future cash flows of the Company. In the event that the fair value of the Company including goodwill exceeds the carrying value, the Company calculates the implied value of the goodwill following the methodology provided in Statements on Financial Accounting Standards No. 142, "Intangible Assets". The excess carrying value of goodwill over its implied value, if any, results in an impairment charge. No impairment was incurred in 2002 and 2001. The Company incurred asset impairment losses relating to its payphones, location contracts and goodwill of $27.1 million in 2003 (see Note 3 to the consolidated financial statements).

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

         On July 24, 2002, the Company acquired approximately 28,000 payphones in connection with the PhoneTel Merger. Operating results for 2002 include the revenues and expenses associated with these payphones for the period following July 24, 2002. Operating results for 2003 include the revenues and expenses relating to these payphones for the full twelve months of 2003. Offsetting the additional revenue and expense amounts in the later part of 2002 and in 2003 arising from the acquisition of PhoneTel is the reduction in revenues and expenses resulting from the decline in the Company's phone count and cost containment efforts. The Company's had approximately 47,000 phones in service on December 31, 2003 and approximately 69,000 phones in service on December 31, 2002. However, the average number of payphones in service for the years ended December 31, 2003 and 2002 was approximately 59,800 and 62,000, respectively. This decrease in the average number of payphones in 2003 is partly due to the Company's increasingly aggressive program to remove low revenue phones and partly due to a loss in customer locations.

         Total revenues increased approximately $4.8 million, or 6.2%, from approximately $77.0 million in the year ended December 31, 2002 to approximately $81.8 million in the year ended December 31, 2003. This increase was primarily attributable to the dial-around compensation adjustments offset by lower coin and non-coin call revenues as discussed below.

         Coin call revenues decreased approximately $6.9 million, or 12.1%, from approximately $57.0 million in the year ended December 31, 2002 to approximately $50.1 million in the year ended December 31, 2003. The decrease in coin call revenues was due to the reduction in the average number of payphones in service in 2003 and lower call volumes. Notwithstanding the PhoneTel Merger, the average number of payphones declined due to the removal of unprofitable phone locations and lower call volumes resulted from the increased competition from wireless and other public communication services.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $0.5 million, or 2.1%, from approximately $23.8 million in the year ended December 31, 2002 to approximately $23.3 million in the year ended December 31, 2003. This decrease was primarily attributable to a decrease in dial-around revenues offset by an increase in operator service and other revenues. Dial-around revenue decreased approximately $2.1 million, from approximately $15.3 million in the year ended December 31, 2002 to approximately $13.2 million in the year ended December 31, 2003. The dial-around decrease is primarily attributable to reductions the average number of payphones and the average number of dial-around calls due to competition from wireless communication services and the continuing underpayments of dial-around revenues by IXCs caused by deficiencies in the established payment and tracking process. Long-distance revenues increased approximately $0.5 million, from approximately $7.3 million in the year ended December 31, 2002 to approximately $7.8 million in the year ended December 31, 2003. This increase is primarily due to a change in operator service providers for a portion of the Company's payphone base that pays commission on gross billings at a higher rate than the Company's former operator service provider. Non-coin call revenues also includes other revenue, which increased approximately $1.1 million from approximately $1.2 million in the year ended December 31, 2002 to approximately $2.3 million in the year ended December 31, 2003. This increase relates primarily to telephone installation and repair services provided to a former related party, which services were discontinued in October 2003.

         During the year ended December 31, 2003, the Company recorded $8.3 million of dial-around revenue adjustments from various carriers relating to the industry-wide true-up required under the FCC's Interim Order (see Note 15 to the consolidated financial statements). This adjustment included the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of the proceeds received in 2003, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see
Note 16 to the consolidated financial statements). In 2002, the Company recorded a $3.8 million charge as a dial-around compensation adjustment for estimated overpayments made by certain dial-around carriers under the FCC's Interim Order. Although the Company estimates that it is entitled to receive additional amounts in excess of $10.0 million relating to underpayments made by other carriers, there can be no assurance that the Company will be able to collect these amounts from those carriers. Any such refunds will be recognized as revenue in the period such revenues are received.

         Telephone charges increased approximately $3.6 million, or 18.6%, from approximately $19.4 million in the year ended December 31, 2002 to approximately $23.0 million in the year ended December 31, 2003. This increase is primarily due to a reduction in regulatory refunds from LECs relating to the "New Services Test" and end user common line charges ("EUCL charges") that are classified as reductions in telephone charges in the Company's consolidated statements of operations (see Note 16). The Company recorded $2.2 million of such refunds in 2003 compared to $7.7 of regulatory refunds in 2002. Without these refunds telephone charges would have declined by $1.9 million, or 7.0%, primarily due to a reduction in the average number payphones in service and lower line charges resulting from the use of competitive local exchange carriers ("CLECs"). The Company has executed additional contracts with LECs and CLECs and is pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

         Commissions decreased approximately $2.2 million, or 13.9%, from approximately $15.8 million in the year ended December 31, 2002 to approximately $13.6 million in the year ended December 31, 2003. The decrease was primarily attributable to lower commissionable revenues (as a result, in part, to a decline in the average number of payphones) in 2003 and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

         Service, maintenance and network costs increased approximately $1.0 million, or 4.3%, from approximately $23.0 million in the year ended December 31, 2002 to approximately $24.0 million in the year ended December 31, 2003. This increase was primarily attributable to the additional cost associated with the combined field organizations following the PhoneTel Merger. Field operating costs of PhoneTel were included in service, maintenance and network costs for twelve months in 2003 compared to five months in 2002. In 2003, the Company implemented several cost reduction measures, including a substantial reduction in the Company's workforce. In the fourth quarter of 2003 and the first quarter of 2004, the Company also began to outsource the service, collection and maintenance of its payphones in certain higher cost districts. While the Company believes these changes will have a favorable impact on operating results in 2004, no assurances can be given regarding such effect.

         Depreciation and amortization expenses increased $1.1 million, or 5.4%, from $20.4 million in the year ended December 31, 2002 to $21.5 million in the year ended December 31, 2003. This increase in expense is primarily a result of depreciation and amortization of the assets acquired in the PhoneTel Merger offset in part by lower depreciation and amortization due to the removal of unprofitable payphones and the write-down in asset value relating to the impairment charges described below.

         Selling, general and administrative expenses decreased approximately $0.8 million, or 6.7%, from approximately $12.0 million in the year ended December 31, 2002 to approximately $11.2 million in the year ended December 31, 2003. The decrease was primarily attributable to a reduction in expenses relating to the relocation of the Company's Corporate headquarters from Tampa, Florida to Cleveland, Ohio following the PhoneTel Merger offset by an increase in professional fees of approximately $1.0 million. An increase in professional fees was due in part to legal and financial advisory fees incurred in 2003 in connection with the evaluation of financial and strategic alternatives available to the Company.

         The cost relating to exit and disposal activities decreased by $2.1 million, or 72.4%, from $2.9 million in the year ended December 31, 2002 to approximately $0.8 million in the year ended December 31, 2003. In connection with the Company's plans to outsource certain payphone service, repair and warehousing functions, the Company closed its warehouse and repair facility in Tampa, Florida and eleven district office facilities during 2003. The Company incurred lease termination, severance and other closing costs relating to these facilities. In connection with the PhoneTel Merger in 2002, the Company relocated it corporate headquarters from Tampa, Florida to Cleveland, Ohio. In September 2002, the Company terminated its former headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements, and incurred severance costs related to the termination of certain employees. All exit activities relating to the Company's former headquarters were completed prior to December 31, 2002.

         Asset impairment losses totaling $27.1 million were incurred in the year ended December 31, 2003. The loss consisted of a $9.6 million write-down in the carrying value of the Company's payphone assets and location contracts and a $17.5 million write-off of goodwill in accordance with SFAS No. 144 and SFAS No. 142, respectively (see Note 3 to the consolidated financial statements). These impairment charges were recorded in the second quarter of 2003. Management reevaluated the Company's projected performance and reached the conclusion that financial results would not be sufficient to support the full carrying amount of the assets. No comparable loss was incurred in the year ended December 31, 2002.

         Interest expense in the year ended December 31, 2003 decreased approximately $6.4 million, or 49.2%, from approximately $13.0 million in the year ended December 31, 2002 to approximately $6.6 million in the year ended December 31, 2003. This decrease is primarily due to the reduction in indebtedness resulting from the debt restructuring described below (see Note 4 to the consolidated financial statements). In addition, no interest is recognized on the Davel portion of the Company's Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring and recording all future payments at the time of the restructuring. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in 2002 resulting from the extinguishment of the Company's former credit facility (the "Old Credit Facility").

         Other income (expense) decreased approximately $342,000 to $98,000 in expense in the year ended December 31, 2003 from $244,000 of income in the year ended December 31, 2002. The decrease is primarily due to losses attributable to the sale of assets in 2003, including a $192,000 loss on the sale of payphone assets relating to three unprofitable districts in the northern Midwest states.

         For the year ended December 31, 2003, the Company had a net loss of $46.2 million compared to net income of $151.8 million for the year ended December 31, 2002. The 2003 net loss included asset impairment charges of $27.1 million relating to the write-down in the carrying value of the Company's payphone assets and goodwill. Net income in 2002 included a gain on debt extinguishment totaling $181.0 million relating to the debt restructuring described above. Without these items, the Company would have had a net loss of $19.1 million in 2003 compared to $29.2 million in 2002.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         On July 24, 2002, the Company acquired approximately 28,000 phones in the PhoneTel Merger. The revenues and expenses associated with these phones for the period of July 24 to December 31, 2002 are included in the results of operations for the year ended December 31, 2002. Offsetting these revenue and expense increases in the latter part of 2002 is the reduction in revenues and expenses resulting from the impact of the Company's ongoing program to remove unprofitable phones and the effects of implementing the PhoneTel Merger servicing agreement. The servicing agreement, which was implemented in the third quarter of 2001 in anticipation of the PhoneTel Merger, was designed to commence cost savings prior to the merger by combining field service operations on a geographic basis to gain efficiencies resulting from the increased concentration of payphone service routes.

         The Company operated approximately 14,000 more phones on December 31, 2002 than on December 31, 2001, net of the phones acquired in the PhoneTel Merger and the program to remove unprofitable phones. The Company's had approximately 69,000 phones in service on December 31, 2002 and approximately 55,000 phones in service on December 31, 2001. However, the average number of phones in service for the years ended December 31, 2002 and 2001 was approximately 62,000 for both the years due to the 2001 reduction in phones resulting from the Company's ongoing program to remove low revenue phones.

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

         Coin call revenues decreased approximately $4.7 million, or 7.7%, from approximately $61.7 million in the year ended December 31, 2001 to approximately $57.0 million in the year ended December 31, 2002. The decrease in coin call revenues was primarily attributable to lower call volumes on the Company's payphones due to increased competition from wireless and other public communication services and the impact of increasing the coin call rate from $0.35 to $0.50 beginning November 2001. The decrease in call volume was partially offset by the increase in the coin call rate.

         Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $5.2 million, or 17.8%, from approximately $29.0 million in the year ended December 31, 2001 to approximately $23.8 million in the year ended December 31, 2002. This decrease was primarily attributable to lower call volumes on the Company's payphones resulting from the growth in wireless communication services and changes in call traffic. Dial-around revenue decreased approximately $3.8 million, from approximately $19.1 million in the year ended December 31, 2001 to approximately $15.3 million in the year ended December 31, 2002. The dial-around decrease is primarily attributable to reductions in the number of dial-around calls due to competition from wireless communication services and the continuing underpayments of dial-around revenues caused by deficiencies in the established payment and tracking process. The decrease in dial-around revenue is also due to a $0.9 million reduction relating to the WorldCom bankruptcy filing in July 2002. Long-distance revenues decreased approximately $2.5 million, from approximately $9.8 million in the year ended December 31, 2001 to approximately $7.3 million in the year ended December 31, 2002 due to lower call volumes for the reasons stated above. Operator services are provided by third parties that pay Davel a commission on their gross billings. Non-coin call revenues also includes other revenue, which increased approximately $1.1 million from approximately $0.1 million in the year ended December 31, 2001 to approximately $1.2 million in the year ended December 31, 2002. This increase relates primarily to telephone installation and repair services provided to a former related party.

         In 2002, the Company recorded a $3.8 million dial-around compensation adjustment for estimated overpayments by certain IXCs that were received by the Company in prior years. There was no comparable charge in 2001 relating to the industry-wide true-up among payphone providers and long-distance carriers pursuant to the FCC's Interim Order. See note 15 to the consolidated financial statements.

         Telephone charges decreased approximately $6.4 million, or 22.7%, from approximately $29.6 million in the year ended December 31, 2001 to approximately $23.2 million in the year ended December 31, 2002. The decrease is due lower line charges resulting from the use of competitive local exchange carriers ("CLECs"), regulatory changes resulting in lower rates charged by LECs, and other management actions to attain lower rates. Telephone charges in 2002 were also impacted by refunds totaling $3.1 million received from BellSouth for prior period charges pursuant to a recently adopted "New Service Test" in Tennessee, $3.8 million of "New Services Test" refunds in North Carolina and Maryland, other LEC refunds from prior periods resulting from regulatory rulings of $0.8 million, and a favorable adjustment related to a litigation settlement of $0.8 million. LEC refunds received as a result of regulatory rulings in 2001 totaled $2.4 million. A $1.3 million charge in 2002 and a $0.7 million charge in 2001 associated with the settlement of a dispute with MCI partially offset these savings.

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

         Depreciation and amortization expenses increased $1.2 million, or 6.2%, from $19.2 million in the year ended December 31, 2001 to $20.4 million in the year ended December 31, 2002. The increase in expense is primarily a result of depreciation and amortization of the assets acquired in the PhoneTel Merger offset by lower depreciation and amortization due to the program to remove unprofitable payphones and, to a lesser extent, the write-off of assets upon relocation of the Company's former headquarters from Tampa, Florida to Cleveland, Ohio following the PhoneTel Merger.

         Selling, general and administrative expenses decreased approximately $0.1 million, or 1.3%, from approximately $12.1 million in the year ended December 31, 2001 to approximately $12.0 million in the year ended December 31, 2002. The decrease in expense was primarily attributable to a reduction in salaries and salary-related expenses of approximately $1.0 million, which occurred as a result of continued reductions in headcount in light of the lower number of payphones in service, and a decrease in professional fees of approximately $1.2 million. These decreases were offset by an increase in insurance (primarily directors and officers and general liability insurance) of $1.0 million and a $0.5 million charge relating to the settlement of a lawsuit. A variety of other expense items provided a net increase in selling, general and administrative expenses of $0.6 million compared to 2001.

         In connection with the PhoneTel Merger, the Company relocated it corporate headquarters from Tampa, Florida to Cleveland, Ohio and incurred a loss of approximately $2.9 million relating to exit and disposal activities. In September 2002, the Company terminated its headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements, and incurred severance costs related to the termination of certain employees. All exit activities relating to the Company's former headquarters were completed prior to December 31, 2002. No comparable expense was incurred in the year ended December 31, 2001.

         Interest expense in the year ended December 31, 2002 decreased approximately $14.6 million, or 52.9%, from approximately $27.7 million in the year ended December 31, 2001 to approximately $13.0 million in the year ended December 31, 2002. This decrease is primarily due to the reduction in indebtedness resulting from the debt restructuring described above (see "Business---General Overview" and "Liquidity, Capital Resources and Management's Plans"). In addition, no interest is recognized on the Davel portion of the Company's Junior Credit Facility as a result of accounting for the debt-for-equity exchange as a troubled debt restructuring. In connection with this debt restructuring, the Company also recognized a gain of approximately $181.0 million in 2002 resulting from the extinguishment of the Company's Old Credit Facility.

         Other income decreased approximately $16,000 to $244,000 in the year ended December 31, 2002 from $260,000 in the year ended December 31, 2001.

         For the year ended December 31, 2002, net income of $151.8 million was $195.2 greater than the net loss of $43.4 million for the year ended December 31, 2001, primarily due to the $181.0 million gain on debt extinguishment discussed above. Excluding the gain on debt extinguishment and $2.9 million of exit and disposal activity costs, the Company's net loss would have been $26.3 million in the year ended December 31, 2002, a reduction of $17.1 million from the net loss of $43.4 million in the prior year. This decrease in net loss occurred because efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

LIQUIDITY, CAPITAL RESOURCES AND MANAGEMENT'S PLANS

    Cash Flows

         Historically, the Company's primary sources of liquidity have been cash from operations and borrowings under various credit facilities. The Company's revenues and cash flows from its payphone operating regions are affected by seasonal variations, geographic distribution of payphones, removal of unprofitable payphones, and type of location. Because many of the payphones are located outdoors, weather patterns have differing effects on the Company's results depending on the region of the country where the payphones are located. Payphones located in the southern United States produce substantially higher call volume in the first and second quarters than at other times during the year. The Company's payphones throughout the midwestern and eastern United States produce their highest call volumes, and therefore generate the highest level of cash flow, during the second and third quarters.

         Although the Company had a net loss of approximately $46.2 million during the year ended December 31, 2003, the Company generated approximately $8.8 million of net cash from operating activities. The net cash generated by operating activities in 2003 was principally due to approximately $13.4 million of regulatory receipts received in 2003 (dial-around compensation adjustments, New Services Test refunds and EUCL refunds), of which $3.8 million was included in accounts receivable at December 31, 2002. Approximately $1.1 million of the net cash from operating activities was used for capital expenditures and other investing activities, $5.8 million was used to pay the remaining balance due under the Company's Senior Credit Facility, and $0.9 million was used for other debt and capital lease payments.

         During the year ended December 31, 2002, the Company had net income of approximately $151.8 million which included a non-cash gain from debt extinguishment of approximately $181.0 million. Net of other non-cash items and changes in working capital, operating activities used approximately $0.5 million of net cash in 2002. In February 2002, the Company received $4.8 million from borrowings under its Senior Credit Facility, net of the $0.2 million cost of issuing that debt, that was used for working capital purposes and to fund acquisition costs related to the PhoneTel Merger. The Company also made principal payments of $3.8 million and $0.5 million on its long-term debt and capital lease obligations, respectively, during 2002.

         During the year ended December 31, 2002, the Company had net cash from operating activities of approximately $2.3 million, including approximately $5.6 million of New Services Test refunds. Approximately $3.2 million of this amount was deferred and recognized as a reduction of telephone expense in 2002, pending appeal by the LEC. Operating cash and cash provided by operating activities was used for the payment of approximately $1.9 million of debt and capital lease obligations, as well as $0.5 million of capital expenditures and $0.6 million of location contracts.

         Subsequent to December 31, 2003, the Company received $1.2 million of dial-around compensation from Qwest resulting from the FCC's Interim Order. The amount received after December 31, 2003 was used to pay the Company's outstanding debt, as required under the terms of Company's Junior Credit Facility, as amended. The Company expects to receive additional regulatory receipts, the proceeds of which are required to be paid to the

Junior Lenders. The timing and amount of such receipts, which could be substantial, cannot be determined due to the uncertainty regarding the willingness and ability of the carriers to pay such amounts.

         Capital expenditures for 2003 were $1.1 million compared to $0.4 million for 2002 and $0.5 million for 2001. These capital expenditures were primarily for the purchase of payphone components and equipment, computers and software equipment. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. The Company has no material commitments for equipment purchases.

    Junior Credit Facility

         On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the years ended December 31, 2003 and 2002, approximately $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

         At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the Junior Credit Agreement. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waives all defaults through the date of the amendment, reduces the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduces the minimum payments due under the Junior Credit Facility to $100,000 per month plus the monthly Agent fee through the maturity date on December 31, 2005. The Company is also required to make additional payments equal to 100% of any "Regulatory Receipts" received by the Company (prior year EUCL charge and New Services Test refunds from LECs and net dial-around true-up refunds from long-distance carriers, as defined in the agreement).

         The Company has been engaged in discussions with its Junior Lenders regarding the possibility of restructuring the debt outstanding under the Junior Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Junior Credit Facility.

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

     Financial Condition and Management's Plans

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002, the Company has incurred losses of approximately $46.2 million, $29.2 million and $43.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. In addition, as of December 31, 2003, the Company had a working capital deficit of $8.2 million and its liabilities exceeded it assets by $102.5 million. Although the Company's lenders have waived all defaults, the Company was not in compliance with certain financial covenants and did not make certain debt payments that were originally due under its Junior Credit Facility (see Note 10 to the consolidated financial statements). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan executed or planned for 2003 and 2004 include (i) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in Note 5 to the consolidated financial statements, (ii) the continued removal of unprofitable payphones, (iii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") and other alternative carriers, (iv) the evaluation, sale or closure of unprofitable district operations, (v) outsourcing payphone collection, service and maintenance activities to reduce such costs, and (vi) the further curtailments of operating expenses. The Company is also working toward the implementation of new business initiatives and other strategic opportunities available to the Company.

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

Contractual Obligations

         The Company's principal contractual obligations at December 31, 2003 are (in thousands):

Contractual Obligations:

                                                                  Less than                                  More than 5
                                                      Total         1 year       1-3 years      3-5 years       years
                                                    ---------     ---------     ----------      ---------    -----------
Long Term Debt (1)                                  $ 143,058     $   2,843     $  140,215       $     -       $     -
Capital Lease Obligation                                   98            95              3             -             -
Operating Leases                                        2,022           832          1,057           133             -
Purchase Obligation (2)                                 6,475         4,975          1,500             -             -
                                                    ---------     ---------     ----------       -------       -------
Total                                               $ 151,653     $   8,745     $  142,775       $   133       $     -
                                                    =========     =========     ==========       =======       =======

         (1) Long-Term Debt includes amounts payable for principal and interest.

         (2) Purchase obligation includes minimum amounts expected to be paid in connection with contracts to purchase local line access and payphone service contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

         During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company's long-term obligations consist primarily of the amounts due under the Junior Credit Facility which bears interest at a fixed rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         The Company's available cash balances are invested on a short-term basis (generally overnight) and, accordingly are not subject to significant risks associated with changes in interest rates. Substantially all of the Company's cash flows are derived from its operations within the United States and the Company is not subject to market risk associated with changes in foreign exchange rates.

ITEM 8. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                  PAGE
                                                                                                                  ----
Report of the Independent Public Accountants.................................................................      30
Consolidated Balance Sheets as of December 31, 2003 and 2002.................................................      31
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001...................      32
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Other Comprehensive Loss for the
  years ended December 31, 2003, 2002, and 2001..............................................................      33
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001...................      34
Notes to Consolidated Financial Statements...................................................................      35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Davel Communications, Inc.:

         We have audited the accompanying consolidated balance sheets of Davel Communications, Inc. (the "Company") and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and other comprehensive loss and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Davel Communications, Inc. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Tampa, Florida
March 19, 2004

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                           DECEMBER 31
                                                                                                    ------------------------
                                                                                                      2003            2002
                                                                                                    ---------      ---------
ASSETS
       Current assets:
            Cash and cash equivalents                                                               $   7,775      $   6,854
            Accounts receivable, net of allowance for doubtful accounts
                  of $1,870 at December 31, 2002                                                        7,975         16,807
            Other current assets                                                                        2,922          3,286
                                                                                                    ---------      ---------
                       Total current assets                                                            18,672         26,947

       Property and equipment, net                                                                     22,878         41,855
       Location contracts, net                                                                          6,746         18,043
       Goodwill                                                                                             -         17,455
       Other assets, net                                                                                2,026          2,316
                                                                                                    ---------      ---------
                       Total assets                                                                 $  50,322      $ 106,616
                                                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
       Current liabilities:
            Current maturities of long-term debt and obligations under capital leases               $   1,994      $  11,449
            Accrued commissions payable                                                                 9,020         11,986
            Accounts payable and other accrued expenses                                                15,847         21,262
                                                                                                    ---------      ---------
                       Total current liabilities                                                       26,861         44,697

       Long-term debt and obligations under capital leases                                            125,962        118,229
                                                                                                    ---------      ---------
                       Total liabilities                                                              152,823        162,926
                                                                                                    ---------      ---------

       Commitments and contingencies (Note 19)                                                              -              -
       Shareholders' deficit:
            Preferred stock - $0.01 par value, 1,000,000 share authorized,
                  no shares outstanding                                                                     -              -
            Common Stock - $0.01 par value, 1,000,000,000 shares authorized, 615,018,963 shares
                  issued and outstanding                                                                6,150          6,150
            Additional paid-in capital                                                                144,210        144,210
            Accumulated deficit                                                                      (252,861)      (206,670)
                                                                                                    ---------      ---------
                       Total shareholders'  deficit                                                  (102,501)       (56,310)
                                                                                                    ---------      ---------
                       Total liabilities and shareholders' deficit                                  $  50,322      $ 106,616
                                                                                                    =========      =========

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                        YEAR ENDED DECEMBER 31
                                                          ---------------------------------------------------
                                                              2003               2002                2001
                                                          -------------      -------------      -------------
REVENUES:
       Coin calls                                         $      50,132      $      56,952      $      61,668
       Non-coin calls                                            23,335             23,807             28,950
       Dial-around compensation adjustments                       8,306             (3,807)                 -
                                                          -------------      -------------      -------------
                        Total revenues                           81,773             76,952             90,618
                                                          -------------      -------------      -------------

OPERATING EXPENSES:
       Telephone charges                                         23,029             19,350             29,577
       Commissions                                               13,584             15,767             22,168
       Service, maintenance and network costs                    24,028             22,998             23,519
       Depreciation and amortization                             21,523             20,392             19,241
       Selling, general and administrative                       11,216             11,959             12,115
       Asset impairment charges                                  27,141                  -                  -
       Exit and disposal activities                                 786              2,919                  -
                                                          -------------      -------------      -------------
                        Total costs and expenses                121,307             93,385            106,620
                                                          -------------      -------------      -------------

                        Operating loss                          (39,534)           (16,433)           (16,002)

OTHER INCOME (EXPENSE):
       Interest expense (net)                                    (6,559)           (13,037)           (27,672)
       Gain on debt extinguishment                                    -            180,977                  -
       Other                                                        (98)               244                260
                                                          -------------      -------------      -------------
                        Total other income (expense)             (6,657)           168,184            (27,412)
                                                          -------------      -------------      -------------

NET INCOME (LOSS)                                         $     (46,191)     $     151,751      $     (43,414)
                                                          =============      =============      =============

EARNINGS (LOSS) PER SHARE:

Net income (loss) per common share, basic and diluted     $       (0.08)     $        0.56      $       (3.89)
                                                          =============      =============      =============

Weighted average number of shares, basic and diluted        615,018,963        272,598,189         11,169,485
                                                          =============      =============      =============

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND OTHER COMPREHENSIVE LOSS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                         ACCUMULATED       TOTAL
                                          COMMON STOCK         ADDITIONAL                   OTHER       SHAREHOLDERS'
                                   -------------------------    PAID-IN     ACCUMULATED  COMPREHENSIVE     EQUITY      COMPREHENSIVE
                                     SHARES         AMOUNT      CAPITAL       DEFICIT        LOSS         (DEFICIT)        LOSS
                                   -----------    ----------   ----------   -----------  -------------  -------------  -------------

Balances December 31, 2000          11,169,540    $      112   $  128,503   $ (315,007)   $        -     $ (186,392)    $        -

Rescission of common stock                (100)            -            -            -             -              -              -

Market change on interest collar             -             -            -            -            (7)            (7)            (7)

Net loss                                     -             -            -      (43,414)            -        (43,414)       (43,414)
                                   -----------    ----------   ----------   ----------    ----------     ----------     ----------

Balances December 31, 2001          11,169,440           112      128,503     (358,421)           (7)      (229,813)    $  (43,421)
                                                                                                                        ==========

Issuance of common stock -
   debt exchange                   380,612,730         3,806        9,896            -             -         13,702     $        -
Issuance of common stock -
   PhoneTel merger                 223,236,793         2,232        5,805            -             -          8,037              -
Issuance of stock options -
   PhoneTel merger                           -             -            6            -             -              6              -

Market change on interest collar             -             -            -            -             7              7              7

Net income                                   -             -            -      151,751             -        151,751        151,751
                                   -----------    ----------   ----------   ----------    ----------     ----------     ----------

Balances December 31, 2002         615,018,963         6,150      144,210     (206,670)            -        (56,310)    $  151,758
                                                                                                                        ==========

Net loss                                     -             -            -      (46,191)            -        (46,191)    $  (46,191)
                                   -----------    ----------   ----------   ----------    ----------     ----------     ----------

Balances December 31, 2003         615,018,963    $    6,150   $  144,210   $ (252,861)   $        -     $ (102,501)    $  (46,191)
                                   ===========    ==========   ==========   ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                                     YEAR ENDED DECEMBER 31
                                                                                                ---------------------------------
                                                                                                  2003        2002         2001
                                                                                                --------    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                                        $(46,191)   $ 151,751    $(43,414)
       Adjustments to reconcile net income (loss) to net cash flow from operating activities:
            Depreciation and amortization                                                         21,523       20,392      19,241
            Amortization of deferred financing costs and non-cash interest                         5,207       11,711       3,681
            Gain from debt extinguishment                                                              -     (180,977)          -
            Non-cash exit and disposal activities                                                      -        1,309           -
            Loss (gain) on disposal of assets                                                        295          (71)        272
            Increase in allowance for doubtful accounts                                              156        1,241           -
            Deferred revenue                                                                        (150)        (188)       (188)
            Asset impairment charges                                                               9,686            -           -
            Goodwill impairment                                                                   17,455            -           -
       Changes in assets and liabilities, net of assets acquired:
            Accounts receivable                                                                    8,676       (1,679)      2,378
            Other current assets                                                                     364       (1,105)       (351)
            Accrued commissions payable                                                           (2,966)      (2,879)      1,286
            Accounts payable and accrued expenses                                                 (5,161)        (177)     (3,931)
            Accrued interest                                                                        (104)         138      23,281
                                                                                                --------    ---------    --------
                 Net cash from operating activities                                                8,790         (534)      2,255
                                                                                                --------    ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash received in PhoneTel merger, net of acquisition costs                                      -        2,784           -
       Proceeds from sale of assets                                                                  334          116           -
       Capital expenditures                                                                       (1,130)        (371)       (521)
       Payment of acquisition costs                                                                    -         (611)          -
       Payments for location contracts                                                              (276)        (321)       (618)
       Increase in other assets                                                                      (43)        (332)          -
                                                                                                --------    ---------    --------
                 Net cash from investing activities                                               (1,115)       1,265      (1,139)
                                                                                                --------    ---------    --------

Cash flows from financing activities:
       Proceeds from Senior Credit Facility                                                            -        5,000           -
       Payments on long-term debt                                                                 (6,544)      (3,750)       (941)
       Payments on revolving line of credit                                                            -            -        (159)
       Principal payments under capital leases                                                      (210)        (460)       (787)
                                                                                                --------    ---------    --------
            Net cash from financing activities                                                    (6,754)         790      (1,887)
                                                                                                --------    ---------    --------

            Net increase (decrease) in cash and cash equivalents                                     921        1,521        (771)

Cash and cash equivalents, beginning of period                                                     6,854        5,333       6,104
                                                                                                --------    ---------    --------
Cash and cash equivalents, end of period                                                        $  7,775    $   6,854    $  5,333
                                                                                                ========    =========    ========

SUPPLEMENTAL CASH FLOW INFORMATION

INTEREST PAID                                                                                   $    885    $   1,441       $ -

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

PhoneTel Merger

       Common stock and options issued                                                          $      -    $  (8,043)   $      -
       Net assets acquired, net of cash and acquisition costs                                          -        4,159           -
Debt-for-equity exchange
       Common stock issued                                                                             -      (13,702)          -
       Issuance of Junior Credit Facility                                                              -      (88,245)          -
       Retirement of Old Credit Facility                                                               -      237,255           -
       Accrued interest - Old Credit Facility                                                          -       45,704           -
Property and equipment acquired under capital leases                                                   -            -          29

   The accompanying notes are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      Davel Communications, Inc. and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest domestic independent payphone service provider in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 47,000 payphones in 46 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio with field service offices in 17 geographically dispersed locations.

      On July 24, 2002, the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 4. Immediately thereafter, on that same date, the Company and PhoneTel Technologies, Inc. ("PhoneTel") completed the merger described in Note 5 (the "PhoneTel Merger"), which has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

2. LIQUIDITY AND MANAGEMENT'S PLANS

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Excluding the gain on debt extinguishment of $181.0 million in 2002, the Company has incurred losses of approximately $46.2 million, $29.2 million and $43.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. These losses were primarily attributable to increased competition from providers of wireless communication services and the impact on the Company's revenue of certain regulatory changes. In addition, as of December 31, 2003, the Company had a working capital deficit of $8.2 million and its liabilities exceeded it assets by $102.5 million. Although the Company's lenders have waived all defaults, the Company was not in compliance with certain financial covenants and did not make certain debt payments that were originally due under its Junior Credit Facility (see Note 10). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan executed or planned for 2003 and 2004 include (i) continuing cost savings and efficiencies resulting from the merger with PhoneTel discussed in
Note 5, (ii) the continued removal of unprofitable payphones, (iii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or other alternative carriers, (iv) the evaluation, sale or closure of unprofitable district operations, (v) outsourcing payphone collection, service and maintenance activities to reduce such costs, and (vi) the further curtailments of operating expenses. The Company is also working toward the implementation of new business initiatives and other strategic opportunities available to the Company.

      As discussed in Note 10, the Company has been engaged in discussions with its Junior Lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will b successful in negotiating a reduction in the outstanding balance of its Junior Credit Facility.

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

   Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. While the Company places its cash and cash equivalents with quality financial institutions, balances may exceed amounts covered by FDIC insurance, with management's approval. Cash and cash equivalents includes $1.0 million on deposit under an informal arrangement at a bank, which is collateral for letters of credit issued to suppliers.

   Concentrations of Credit Risk

      Trade accounts receivable are concentrated with companies in the telecommunications industry. Accordingly, the credit risk associated with the trade accounts receivable will fluctuate with the overall condition of the telecommunications industry. Other than the MCI/ WorldCom bankruptcy filing, discussed in Note 16, during all periods presented, credit losses were within management's overall expectations.

   Fair Value of Financial Instruments

      Financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities and long-term debt. The fair value of the financial instruments, other than long-term debt, approximates their respective carrying amounts. Fair value for all financial instruments other than long-term debt, for which no quoted market prices exist, were based on appropriate estimates. The fair value of the Company's long-term debt is estimated based on market prices for similar issues or on the current interest rates offered to the Company for debt of the same remaining maturities. Based upon prevailing interest rates available to the Company for similar instruments, the fair value of long-term debt at December 31, 2003 is approximately $117.1 million, compared to its carrying value of $128.0 million on the same date.

   Derivative Financial Instruments and Hedging Activities

         The Company does not hold derivatives for trading purposes. In 2001, the Company held a derivative financial instrument, principally an interest rate collar contract, to hedge exposure to changes in interest rates on debt obligations. For the interest rate collar, the interest rate collar settlement differential is reflected as an adjustment to interest expense. Adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, resulted in a cumulative after-tax increase in other comprehensive loss of $7,000 in 2001 and a decrease in other comprehensive loss of $7,000 in 2002. This interest rate collar agreement terminated in February 2002. The Company currently has no such financial instruments outstanding or under consideration and does not expect the adoption of this standard to effect the Company's financial position or results of operations.

   Property and Equipment

      Property and equipment held and used in the Company's operations is stated at cost and depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs, which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair, and refurbishment of telephone equipment are charged to expense as incurred. The capitalized cost of equipment and vehicles under capital leases is amortized over the lesser of the lease

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES term or the asset's estimated useful life, and is included in depreciation and amortization expense in the consolidated statements of operations.

      Uninstalled payphone equipment consists of replacement payphones and related equipment and is carried at the lower of cost or fair value.

   Location Contracts

      Location contracts include acquisition costs allocated to location owner contracts and other costs associated with obtaining written and signed location contracts. These assets are amortized on a straight-line basis over their estimated useful lives based on contract terms (3 to 5 years). Amortization expense related to location contracts was $4.5 million, $4.1 million, and $1.2 million for the years ended December 31, 2003, 2002 and 2001 respectively. Accumulated amortization as of December 31, 2003 and 2002 was approximately $17.4 million and $7.7 million, respectively.

   Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142). Under SFAS No. 142, goodwill and certain other intangible assets with an indefinite life must be tested at least annually for impairment and can no longer be amortized. During 2002, the Company completed its initial evaluation of goodwill for impairment and recognized no impairment losses based upon a comparison of the carrying value of the Company's net assets and the estimated enterprise value of the Company. In 2003, the Company completed its annual evaluation of goodwill for impairment and the balance was written-off. See "Impairments of Long-lived Assets and Goodwill," below. Prior to 2002, goodwill was amortized on a straight-line basis over periods estimated to be benefited, generally 15 years. There was no amortization expense related to goodwill during the year ended December 31, 2001.

   Impairments of Long-Lived Assets and Goodwill

      The Company reviews long-lived assets to be held and used and goodwill for impairment whenever events or changes in circumstances indicate the asset may be impaired. As of June 30, 2003, the Company completed a review of the carrying values of its payphone assets, including Location Contracts and payphone equipment (collectively "Payphone Assets"). The review was performed during the second quarter when it became apparent to management that the effects of the continuing decline in payphone usage required reconsideration of the Company's operating projections. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, the Company compared the carrying value of its Payphone Assets in each of the Company's operating districts to the estimated undiscounted future cash inflows over the remaining useful lives of the assets. The Company's operating districts are the lowest operational level for which discernable cash flows are measurable. In certain operating districts, the carrying values of the Payphone Assets exceeded the estimated undiscounted cash inflows projected for the respective operating district. In these instances, the Company recorded an aggregate impairment loss of $9.7 million to reduce the carrying value of such assets to estimated fair value, less cost to sell. Fair value was determined based on the higher of the present value of discounted expected future cash flows or the estimated market value of the assets for each of the operating districts in which an impairment existed.

      As of June 30, 2003, the carrying value of the Company's net assets, after taking into account the impairment charges described above, exceeded the fair value of the Company, which amount was based upon the present value of expected future cash flows. In accordance with SFAS No. 142, the Company then calculated the implied value of goodwill based upon the difference between the fair value of the Company and the fair value of its net assets, excluding goodwill. Because the fair value of the Company's net assets without goodwill exceeded the fair value of the Company, no implied value could be attributed to goodwill. As a result, the Company recorded a $17.5 million non-cash impairment loss in the second quarter of 2003 to write-off the carrying value of the goodwill.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

      Asset impairment charges were as follows for the year ended December 31, 2003 (in thousands):

Payphone Assets...................................................   $     9,686
Goodwill..........................................................        17,455
                                                                     -----------
   Total impairment charges.......................................   $    27,141
                                                                     ===========

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

      Operator Service Revenue: Non-coin operator service calls are serviced by independent operator service providers. These carriers assume billing and collection responsibilities for operator-assisted calls originating on the Company's payphone network and pay "commissions" to the Company based upon gross revenues. The Company recognizes operator service revenues in amounts equal to the commission that it is entitled to receive during the period the service is rendered.

      Dial-around Revenue: The Company also recognizes non-coin dial-around revenues from calls that are dialed from its payphones to gain access to a long distance company or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates using the Company's historical collection experience because a) the interexchange carriers ("IXCs") have historically paid for fewer dial-around calls than are actually made (due to the reasons discussed in Note 15 to the financial statements) and
b) the collection period for dial-around revenue may be as long as a year. Davel's estimate of revenue is based on historical analyses of calls placed versus amounts collected. These studies are updated on a continuous basis. Recorded amounts are adjusted to actual amounts received and estimates are updated once the applicable dial-around compensation has been collected.

   Regulated Rate Actions

      The Federal Communications Commission ("FCC") possesses the authority pursuant to the Telecommunications Act of 1996 (the "Telecom Act") to effect rate actions related to dial-around compensation, including retroactive rate adjustments and refunds (See Note 15), and other telecommunication revenues and expenses. Rate adjustments arising from FCC rate actions that require refunds to dial-around carriers are recorded in the first period that they become both probable of payment and estimable in amount. Rate adjustments that result in payments to the Company by dial-around or other carriers are recorded when received.

   Telephone Charges

      Telephone charges consist of payments made to local exchange carriers ("LECs") and IXCs for local and long-distance line and transmission services. In 2003, 2002 and 2001, the Company recognized $0.8 million, $7.1 million and $1.9 million of refunds of prior period telephone charges, respectively, relating to the recently adopted "New Services Test" in certain states. Under the Telecom Act and related FCC Rules, LECs are required to make access lines that are provided for their own payphones equally available to independent payphone providers to ensure that the cost to payphone providers for obtaining local lines and service met the FCCs new services test guidelines. Such guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES overhead. Refunds pursuant to the "New Services Test" are recorded as reductions in telephone charges in the Company's consolidated statements of operations.

   Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates for the periods such taxes are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period in which the change is enacted. Deferred tax assets are reduced by a valuation allowance when it is deemed more likely than not that the asset will not be utilized.

   Stock-based compensation

      The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted. The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123 -- Accounting for Stock-Based Compensation ("SFAS No. 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by SFAS No. 123.

      The following table reflects supplemental financial information related to stock-based employee compensation, as required by SFAS No. 148 (See "Recent Accounting Pronouncements", below; in thousands, except per share amounts):

                                                                                  2003           2002         2001
                                                                               ----------     ---------     ---------

Net income (loss), as reported.............................................    $  (46,191)    $ 151,751     $(43,414)
Net income (loss) per share, as reported...................................         (0.08)         0.56        (3.89)
Stock-based employee compensation costs used in the determination of net
  income (loss)............................................................            --            --           --
Stock-based employee compensation costs that would have been included in the determination of net income (loss) if the fair value method had been
  applied to all awards....................................................            --          (767)      (1,659)
Unaudited pro forma net income (loss), as if the fair value method had been
  applied to all awards....................................................       (46,191)      150,984      (45,073)
Unaudited pro forma net income (loss) per share, as if the fair value
  method had been applied to all awards....................................         (0.08)         0.55        (4.04)

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates, among others, include amounts relating to the carrying value of the Company's accounts receivable and payphone location contracts and the related revenues and expenses applicable to dial-around compensation and asset impairment. Actual results could differ from those estimates.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

   Recent Accounting Pronouncements

      During December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". Statement No. 148 establishes standards for two alternative methods of transition to the fair value method of accounting for stock-based employee compensation of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 also amends and augments the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies for all companies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transitions standards and disclosure requirements of SFAS No. 148 are effective for fiscal years and interim periods ending after December 15, 2002.

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

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation clarifies rules relating to consolidation where entities are controlled by means

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and, for interim periods beginning after December 15, 2003, for interests acquired prior to February 1, 2003. The Company does not currently have relationships with entities meeting the criteria set forth in FIN No. 46 and is not required to include any such entities in its consolidated financial statements pursuant to the provisions of FIN No. 46.

   Reclassification

      Certain reclassifications have been made to prior year balances to conform to the current year presentation.

4. DEBT RESTRUCTURING

      On July 24, 2002 (the "closing date"), immediately prior to the merger discussed in Note 5, the existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance, excluding fees, of $100.0 million (the "Junior Credit Facility") due December 31, 2005 (the "maturity date").

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

Old Credit Facility:
      Principal balance..........................................................   $     237,255
      Accrued interest...........................................................          45,704
                                                                                    -------------
      Carrying value.............................................................         282,959
   Common stock issued (380,612,730 shares at $0.036)............................         (13,702)
   Principal balance of new debt.................................................         (63,500)
   Interest, costs and fees on new debt (payable through maturity)...............         (24,780)
                                                                                    -------------
   Gain on debt extinguishment...................................................   $     180,977
                                                                                    =============

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

      Following the exchange and the merger, the creditors of the Company in the aggregate own 95.2% of the outstanding common stock of the Company.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

5. ACQUISITION

      On July 24, 2002, a wholly owned subsidiary of Davel merged with and into PhoneTel pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel and its subsidiary. PhoneTel was a payphone service provider, based in Cleveland, Ohio, that operated an installed base of approximately 28,000 payphones in 45 states and the District of Columbia. Management believes the PhoneTel Merger has and will continue to result in the expansion of its market presence and further reduce its operating costs by leveraging the combined infrastructure. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the results of operations of PhoneTel are included in the accompanying financial statements since the date of acquisition.

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

      In accordance with SFAS No. 141, Davel allocated the purchase price of PhoneTel to tangible assets and liabilities and identifiable intangible assets acquired based on their estimated fair values at the time of the PhoneTel Merger. The excess of the purchase price over those fair values was recorded as goodwill. The fair value assigned to intangible assets acquired was based upon estimates and assumptions of management. The goodwill recorded is not expected to be deductible for income tax purposes. In accordance with SFAS No. 142, the goodwill acquired has not been amortized but was reviewed annually for impairment. The first impairment review was completed as of September 30, 2002 and no impairment was present. The Company subsequently reviewed goodwill for impairment and wrote-off the carrying value (see Note 3). Purchased intangibles are amortized on a straight-line basis over their respective useful lives.

      The PhoneTel Merger has been accounted for as a purchase business combination and the purchase price has been allocated as follows (in thousands):

Cash and cash equivalents.......................................................   $       3,884
Accounts receivable.............................................................           4,612
Other current assets............................................................           1,552
Property and equipment..........................................................          11,347
Intangible assets (location contracts)..........................................          19,821
Goodwill........................................................................          17,455
Other assets....................................................................             765
                                                                                   -------------
   Assets acquired..............................................................          59,436
                                                                                   -------------
Accounts payable and other accrued expenses.....................................          (9,238)
Accrued commissions payable.....................................................          (3,367)
Senior credit facility (See Note 10)............................................          (4,583)
Junior credit facility (See Note 10)............................................         (32,206)
 Other long-term debt (See Note 10).............................................            (928)
                                                                                   -------------
   Liabilities assumed..........................................................         (50,322)
                                                                                   -------------
Net assets acquired.............................................................   $       9,114
                                                                                   =============

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

AMORTIZABLE INTANGIBLE ASSETS

      Of the total purchase price, $19.8 million has been allocated to amortizable intangible assets for commission agreements with owners of facilities where the Company's payphones are located ("Location Contracts"). The Company is amortizing the fair value of these assets over the weighted average estimated remaining term of these contracts, including certain renewals, of approximately 5 years (see Note 3 for Asset Impairment Charges).

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

                                                                              UNAUDITED PRO FORMA
                                                                                  INFORMATION
                                                                              FOR THE YEARS ENDED
                                                                                  DECEMBER 31
                                                                          -----------------------------
                                                                               2002            2001
                                                                          --------------  -------------
Revenue...............................................................    $     100,382   $     135,589
                                                                          -------------   -------------
Loss from operations before gain on debt extinguishment...............          (31,490)        (35,866)
Gain on debt extinguishment...........................................          171,480         169,244
                                                                          -------------   -------------
Net income............................................................    $     139,990   $     133,378
                                                                          =============   =============
Net income per common share, basic and diluted:.......................    $        0.23   $        0.22
                                                                          =============   =============

EXIT AND DISPOSAL ACTIVITIES

      In connection with the PhoneTel Merger, the Company terminated its Tampa, FL headquarters facility lease, abandoned or disposed of certain furniture, fixtures and leasehold improvements and incurred severance costs related to terminated employees. Exit activities related to the Company's Tampa headquarters were expensed as incurred or as otherwise provided in SFAS No. 146, "Accounting Costs Associated with Exit or Disposal Activities". Substantially all exit activities relating to the former Tampa headquarters were completed prior to December 31, 2002. The following table reflects the components of exit and disposal activities shown as a separate line item in the Company's consolidated statements of operations (in thousands):

Abandonment or disposals of property and equipment....................   $    1,308
Lease termination.....................................................          600
Employee severance....................................................          667
Other merger related expenses.........................................          344
                                                                         ----------
                                                                         $    2,919
                                                                         ==========

         The Company also began to outsource the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida that was previously utilized for such purpose. The Company incurred a loss from exit and disposal activities relating to this facility of approximately $0.3 million in the first quarter of 2003. In the fourth quarter of 2003, the Company outsourced the collection, service and maintenance of its payphones in the western region of the United States to reduce the cost servicing its geographically disbursed payphones in this area. The Company closed eleven district offices and incurred a loss from exit and disposal activities of approximately $0.5 million relating to these facilities. Subsequent to December 31, 2003, the Company outsourced the servicing of additional payphones and closed three additional district offices in Texas to further reduce its operating costs.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Activity in the allowance for doubtful accounts is summarized as follows for the years ended December 31 (in thousands):

                                                                              2003         2002        2001
                                                                           ----------   ----------  ---------
Balance, at beginning of period........................................    $    1,870   $       --  $   1,515
Charged to revenue or expense..........................................           156        1,241         --
PhoneTel acquisition...................................................            --          629         --
Uncollected balances written off, net of recoveries....................        (2,026)          --     (1,515)
                                                                           ----------   ----------  ---------
Balance, at end of period..............................................    $       --   $    1,870  $      --
                                                                           ==========   ==========  =========

      On July 21, 2002, WorldCom, Inc. and its subsidiary MCI, both of whom are major payors of dial-around revenue to the Company, filed for protection under Chapter 11 of the United States Bankruptcy Code. As a result of this filing, the Company increased its allowance for doubtful accounts and reduced its accrual of dial-around revenues for the second quarter of 2002 by $0.9 million from the amount it would have normally accrued, as the bankruptcy impaired the Company's ability to receive pre-petition dial-around payments for the quarter from WorldCom. In addition, approximately $0.6 million of the addition to the allowance for doubtful accounts relating to the PhoneTel acquisition relates to PhoneTel's dial-around receivable from WorldCom at the date of acquisition. The Company does not believe that the WorldCom bankruptcy filing has materially impaired or will materially impair the Company's ability to continue to collect dial-around payments from WorldCom post-petition. For post-petition periods, the Company has resumed its normal accrual of dial-around revenue attributable to WorldCom. On March 10, 2003, the Company sold a portion of its WorldCom bankruptcy claim and recovered a portion of the pre-petition revenues from dial-around compensation (see Note 16).

      During 2003 and 2001, the Company evaluated the allowance for doubtful accounts and determined that certain amounts related to dial-around revenue were uncollectible, and accordingly these amounts were written off against the allowance for doubtful accounts.

7. PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows at December 31, 2003 and 2002 (in thousands):

                                                                       ESTIMATED
                                                                      USEFUL LIFE
                                                                       IN YEARS         2003           2002
                                                                      -----------   -------------  -------------
Installed payphones and related equipment........................         5-10      $      99,373  $     113,125
Furniture, fixtures and office equipment.........................          5-7              1,703          1,566
Vehicles, equipment under capital leases and other equipment.....         4-10              2,001          2,014
Leasehold improvements...........................................          3-5                490            334
                                                                                    -------------  -------------
                                                                                          103,567        117,039
Less -- Accumulated depreciation.................................                         (86,588)       (82,738)
                                                                                    -------------  -------------
                                                                                           16,979         34,301
Uninstalled payphone equipment...................................                           5,899          7,554
                                                                                    -------------  -------------
Net property and equipment.......................................                   $      22,878  $      41,855
                                                                                    =============  =============

      Depreciation expense was $16.8 million, $16.0 million and $17.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

8. OTHER ASSETS

      Other assets, net of accumulated amortization, consist of the following at December 31, 2003 and 2002 (in thousands):

                                                             2003        2002
                                                          ----------  ----------
Non-compete agreements.................................   $      211  $      356
Deposits...............................................        1,742       1,786
Other..................................................           73         174
                                                          ----------  ----------
                                                          $    2,026  $    2,316
                                                          ==========  ==========

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following at December 31, 2003 and 2002 (in thousands):

                                                           2003          2002
                                                       ------------  -----------
Accounts payable....................................   $      1,617  $     2,216
Taxes payable.......................................          4,614        4,757
Deferred revenue....................................             38          188
Accrued telephone bills.............................          3,165        7,387
Accrued compensation................................          1,004        1,282
Other...............................................          5,409        5,432
                                                       ------------  -----------
                                                       $     15,847  $    21,262
                                                       ============  ===========

10. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

      Following is a summary of long-term debt and obligations under capital leases as of December 31, 2003 and 2002 (in thousands):

                                                             2003        2002
                                                          ---------   ---------
JUNIOR CREDIT FACILITY, due December 31, 2005:
   TERM NOTE A, ($50,000 face value) plus unamortized
    premium, discount and capitalized interest of
    $11,644 at December 31, 2003........................  $  61,644   $  59,869
   TERM NOTE B, ($51,000 face value) plus unamortized
    premium, discount and capitalized interest of
    $14,077 at December 31, 2003........................     65,077      62,681
SENIOR CREDIT FACILITY, originally due in monthly
  installments of $833.3 plus interest at 15% through
  June 30, 2003.........................................        --        5,833
NOTE PAYABLE, ($1,233 face value) due November
  16, 2004..............................................      1,137         987
CAPITAL LEASE obligations with various interest rates
  and maturity dates through 2005.......................         98         308
                                                          ---------   ---------
                                                            127,956     129,678
Less -- Current maturities..............................     (1,994)    (11,449)
                                                          ---------   ---------
                                                          $ 125,962   $ 118,229
                                                          =========   =========

      Maturities of long-term debt during each of the next two years consist of (amounts in thousands): $1,994 in 2004 and $125,962 in 2005.

JUNIOR CREDIT FACILITY

      On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Junior Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the years ended December 31, 2003 and 2002, approximately $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

      As discussed in Note 4, the Company has accounted for the debt exchange as a troubled debt restructuring and recorded a $181.0 million gain relating to the extinguishments of its Old Credit Facility and the issuance of additional common stock to the creditors. For accounting and reporting purposes, with respect to Davel's portion of the new Junior Credit Facility ($64.1 million), all cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, amounts payable with respect to the PhoneTel portion of the new Junior Credit Facility ($36.9 million) have been recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Junior Credit Facility (amounts in thousands):

                                                                       DAVEL          PHONETEL            TOTAL
                                                                   ------------   ----------------    -------------
Face value of credit facilities.................................   $     64,135   $         36,865    $     101,000
Premium: interest capitalization in 2002........................         24,122                 --           24,122
Discount: present value of acquired debt in 2002................             --             (4,658)          (4,658)
                                                                   ------------   ----------------    -------------
   Subtotal.....................................................         88,257             32,207          120,464

Payment-in-kind interest in 2002................................          2,928              1,693            4,621
Amortization of premiums and discounts in 2002..................         (2,982)               447           (2,535)
                                                                   ------------   ----------------    -------------
Carrying value on December 31, 2002                                      88,203             34,347          122,550

Payment-in-kind interest in 2003................................          7,165              4,118           11,283
Principal and interest payments in 2003                                    (709)              (408)          (1,117)
Amortization of premiums and discounts in 2003..................         (7,247)             1,252           (5,995)
                                                                   ------------   ----------------    -------------
Carrying value on December 31, 2003                                $     87,412   $         39,309    $     126,721
                                                                   ============   ================    =============

      The Junior Credit Agreement is secured by substantially all assets of the Company and was subordinate in right of payment to the Senior Credit Facility. The Junior Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Wells Fargo Foothill, Inc., as Agent for the Junior Lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Junior Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Junior Credit Facility) and limits the incurrance of cash and capital expenditures, the payment of dividends and certain asset disposals.

      The Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Junior Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Junior Credit Agreement at December 31, 2002. On March 31, 2003, the Company executed an amendment to its Junior Credit Facility (the "First Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company was required to maintain through December 31, 2003 and waived all defaults through the date of the amendment. It also amended the timing and amount of individual payments (but not the aggregate

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES amount) due under Junior Credit Facility during 2003 to coincide with the anticipated early retirement of the Senior Credit Facility resulting from the prepayment described below. Under the First Amendment, the Company was required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 were not affected by the First Amendment.

      Notwithstanding the March 31, 2003 Amendment and waiver, the Company was not in compliance with the new minimum Adjusted EBITDA covenant under the Junior Credit Agreement, as amended, as of June 30 and September 30, 2003. In addition, the Company did not make the $1,041,667 monthly payments that were due on August 1, 2003 through November 1, 2003 and only made a partial payment ($100,000) toward the monthly payment of $1,041,667 that was due on July 1, 2003. On November 11, 2003 the Company executed an agreement with its Junior Lenders (the "Forbearance Agreement") that granted forbearance with respect to defaults and cash payments due under the terms of the Junior Credit Facility through January 30, 2004. Under the Forbearance Agreement, the Company was required to make a $600,000 cash payment to be applied against interest due under the Junior Credit Facility and to make additional interest payments of $100,000 on December 1, 2003 and January 1, 2004, which payments were made by the Company.

      At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the Junior Credit Agreement and was in default under this agreement. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waived all defaults through the date of the amendment, reduces the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduces the minimum payments due under the Junior Credit Facility to $100,000 per month plus the monthly Agent fee through the maturity date on December 31, 2005. The Company is also required to make additional payments equal to 100% of any "Regulatory Receipts" received by the Company (prior year end user common line charge and new services test refunds from LECs and net dial-around true-up refunds from long-distance carriers, as defined in the agreement).

      The Company has been engaged in discussions with its Junior Lenders regarding the possibility of restructuring the debt outstanding under the Junior Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Junior Credit Facility.

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

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTE PAYABLE

      In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. that provides for payment of principal, together with deferred interest at 5% per annum, on November 16, 2004. Cerberus Partners, L.P. and its affiliates are also lenders under the Senior and Junior Credit Facilities and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Junior Credit Facility. The note has been recorded at the net present value of the note, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%. The note also includes a cross default provision that permits the holder to declare the note immediately due and payable if payments due under the Junior Credit Facility are accelerated as a result of default.

OLD CREDIT FACILITY

      In connection with the merger with Peoples Telephone Company in 1998, the Company entered into a secured credit facility ("Old Credit Facility") with Bank of America, formerly known as NationsBank, N.A. (the original "Administrative Agent"), and the other lenders named therein. Effective March 23, 2001, PNC Bank, National Association became the Administrative Agent. The Old Credit Facility originally provided for borrowings by the Company's wholly owned subsidiary, Davel Financing Company, L.L.C., from time to time of up to $245.0 million, including a $45 million revolving facility, for working capital and other corporate purposes.

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

11. LEASE COMMITMENTS

      The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2008. Some of the operating leases provide that the Company pay taxes, maintenance, insurance and other occupancy expenses applicable to leased premises. The Company also maintains certain equipment under noncancellable capital leases expiring at various dates through 2005.

      The annual minimum rental commitments under operating and capital leases are as follows (in thousands):

                 YEAR ENDED DECEMBER 31:                        OPERATING     CAPITAL        TOTAL
                 -----------------------                        ---------    ----------   ----------
  2004.......................................................   $     832    $      95    $      927
  2005.......................................................         517            3           520
  2006.......................................................         327           --           327
  2007.......................................................         213           --           213
  2008.......................................................         133           --           133
                                                                ---------    ---------    ----------
                                                                $   2,022           98    $    2,120
                                                                =========                 ==========
Less current capital lease obligations.......................                      (95)
                                                                             ---------
Long-term capital lease obligations..........................                $       3
                                                                             =========

      Rent expense for operating leases for the years ended December 31, 2003, 2002, and 2001 was $1,856,000, $2,062,000, and $2,640,000, respectively.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

12. INCOME TAXES

      No provision for income taxes was required and no income taxes were paid for the years ended December 31, 2003, 2002 and 2001 because of operating losses generated by the Company. In 2002, the Company had a taxable loss of approximately $17.9 million as a result of the Federal tax exclusion relating to the gain on debt extinguishment recognized in connection with the debt-for-equity exchange described in Note 4. Under Section 108 of the Internal Revenue Code ("IRC"), special tax rules apply to cancellation of indebtedness income ("COD Income") for companies that are insolvent (as defined in the IRC) immediately prior to the discharge of indebtedness. COD Income of $181.0 million is excluded from taxable income but must be applied to reduce the 2002 taxable loss, tax net operating loss carryforwards, and other tax attributes.

      A reconciliation of federal statutory income taxes to the Company's effective tax provision is as follows (in thousands):

                                                                  2003           2002           2001
                                                             --------------  ------------   ------------
Provision for federal income tax at the statutory
  rate (35%)...............................................  $     (16,167)  $     51,595   $    (14,761)
State income taxes net of federal benefit..................         (1,022)         5,509         (1,560)
Change in deferred tax asset valuation allowance,
  net of amounts relating to the PhoneTel acquisition
  in 2002..................................................          6,696        (57,577)        15,107
Write-off of Goodwill......................................          6,109             --             --
Other, net.................................................          4,384            473          1,214
                                                             -------------   ------------   ------------
Income tax provision (benefit).............................  $         --    $         --   $         --
                                                             =============   ============   ============

      The tax effects of significant temporary differences representing deferred tax assets and liabilities are as follows (in thousands):

                                                                          2003              2002
                                                                     -------------    --------------
DEFERRED TAX ASSETS:
   Net operating loss carryforward................................   $      38,592    $       29,549
   Capital loss carryforward......................................             550               550
   Amortization of location contracts and goodwill................          11,236            16,925
   Alternative minimum tax credit carryforward....................             192               192
   Impairment charge..............................................          21,497            17,852
   Investment write-off...........................................           9,033             9,033
   Allowance for doubtful accounts................................            --                 704
   Unamortized debt premium, net..................................           4,073             6,295
   Other..........................................................           1,672             1,756
                                                                     -------------    --------------
   Total deferred tax assets......................................          86,845            82,856
   Valuation allowance............................................         (75,219)          (68,523)
                                                                     -------------    --------------
   Net deferred tax assets........................................          11,626            14,333
                                                                     -------------    --------------
DEFERRED TAX LIABILITIES:
   Depreciation...................................................         (11,626)          (14,333)
                                                                     -------------    --------------
   Total deferred tax liabilities.................................         (11,626)          (14,333)
                                                                     -------------    --------------
   Net deferred tax liability.....................................   $          --    $           --
                                                                     =============    ==============

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

      At December 31, 2003, the Company had tax net operating loss carryforwards of approximately $180.2 million, including $22.2 million of loss carryforwards relating to PhoneTel, that expire in various amounts in the years 2004 to 2021. Following the debt-for-equity exchange described in Note 4, utilization of net operating loss carryforwards incurred prior to 2002 are subject to an annual limitation of approximately $2.9 million for Davel and $1.7 million

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES for PhoneTel under the rules of IRC Section 382. Under IRC Section 382, the maximum amount of pre-2002 net operating losses that can be utilized by the Company during the loss carryforward period is limited to approximately $77.2 million. The Company's deferred tax asset of $38.6 million is based upon this limitation. The tax net operating loss carryforwards of PhoneTel can only be utilized against future taxable income of PhoneTel, if any, determined as if this acquired company continued to file a separate income tax return.

The Company's aggregate net operating loss carryforward includes a $25.4 million tax loss in 2003 which is not subject to the limitations described above. Together with the prior losses, the maximum amount of net operating loss carryforwards that can be utilized in the future is limited to $102.6 million.

13. CAPITAL STOCK TRANSACTIONS

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

      On January 10, 2002, the Company granted options to purchase 72,000 shares of Common Stock, valued at $2,000, to its Directors. In addition, the outstanding options and warrants of PhoneTel were converted into 618,107 stock options and 1,963,738 warrants of the Company with an aggregate value of $6,000. All of the warrants expired unexercised on November 19, 2002. No shares or options were issued under the Plan during the years ended December 31, 2001 or 2003.

      At December 31, 2003, approximately 26,708,208 shares of Common Stock were reserved for issuance pursuant to the Plan. If all shares reserved under the Plan were issued pursuant to stock options, such shares would constitute 4% of the outstanding common stock of the Company. No awards have been granted under the Plan since January 10, 2002. The Company also had 64,624 warrants to purchase Common Stock outstanding at December 31, 2003, all of which were exercisable.

      The Company has several pre-existing stock option plans under which options to acquire up to 2,948,615 shares were available to be granted to directors, officers and certain employees of the Company, including the stock option plans acquired in the PhoneTel and Peoples Telephone Mergers. Vesting periods for options issued under these plans range from immediate vesting up to 10 years and generally expire after 5 to 10 years. The plans also provide for the issuance of restricted common stock. In 2003, 2002, and 2001, no shares of restricted stock were issued. The Company's policy is to record compensation based on the fair market value of the Company's Common Stock on the day the restricted shares are granted. This compensation expense is recorded ratably over the vesting period of the restricted stock.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

      The exercise price of options generally equals the market price of the Company's stock on the date of grant. Accordingly, no compensation cost has been recognized for options granted to employees under the plans. See Note 3 for the effect on net income (loss) and related per share amounts had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation".

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants in 2002: dividend yield of 0%; expected volatility of 275.0%, risk-free interest rates of 2.0%, and expected life of approximately five years.

      A summary of the status of the Company's stock option plans as of December 31 and changes during the years ending on those dates is presented below (shares in thousands):

                                                                     2003                   2002                     2001
                                                             -------------------     --------------------     ------------------
                                                                        WEIGHTED                WEIGHTED                WEIGHTED
                                                                        AVERAGE                  AVERAGE                 AVERAGE
                                                                        EXERCISE                EXERCISE                EXERCISE
                                                             SHARES      PRICE       SHARES       PRICE       SHARES     PRICE
                                                             -------   ---------     -------   ----------     ------    --------
Outstanding at beginning of year.........................     1,174    $    4.45        835    $    12.55      1,405    $  11.55
Granted..................................................       --            --        690          0.54        --           --
Expired..................................................      (211)        7.89       (351)        16.03       (219)      14.88
Cancelled................................................      (195)        0.75         --            --       (351)       7.07
                                                             ------                  ------                    -----
Outstanding at end of year...............................       768         4.44      1,174          4.45        835       12.55
                                                             ------                  ------                    -----
Options exercisable at end of year.......................       768         4.44      1,174          4.45        829       12.60
                                                             ======                  ======                    =====
Weighted-average fair value of options granted during
  the year...............................................              $      --               $     0.03               $     --

      The following information applies to options outstanding at December 31, 2003:

                        OPTIONS OUTSTANDING                                              OPTIONS EXERCISABLE
----------------------------------------------------------------   ------------------------------------------------------------
                           NUMBER            WEIGHTED AVERAGE         WEIGHTED              NUMBER
     RANGE OF          OUTSTANDING AT      REMAINING CONTRACTUAL      AVERAGE            EXERCISABLE AT        WEIGHTED AVERAGE
  EXERCISE PRICE      DECEMBER 31, 2003         LIFE (YEARS)       EXERCISE PRICE       DECEMBER 31, 2003       EXERCISE PRICE
------------------    ------------------   ---------------------   --------------       -----------------      ----------------
  $0.03 to $0.078           132,000                 2.5               $  0.052                132,000               $  0.052

    0.85 to  0.86           176,867                 1.2                   0.86                176,867                   0.86

    3.88 to  6.50           409,300                 0.7                   5.88                409,300                   5.88

10.38 to   30.85             49,355                 3.4                  16.99                 49,355                  16.99
                            -------                                                           -------

                            767,522                                       4.44                767,522                   4.44
                            =======                                                           =======

14. EARNINGS PER SHARE

      In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per share amounts are computed by dividing income or loss applicable to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share amounts are determined in the same manner as basic earnings per share except the number of shares is increased assuming exercise of stock options and warrants using the treasury stock method. In addition, income or loss applicable to common shareholders is not adjusted for dividends and other transactions relating to preferred shares for which conversion is assumed. For the year ended December 31, 2002, the number of additional shares from the assumed exercise of dilutive stock options under the treasury stock method was not significant and diluted earnings per share amounts are the same as basic earnings per share. For the years ended December 31, 2001 and 2003, diluted earnings per share amounts are the same as basic earnings per share because the Company has a net loss and the impact of the assumed exercise of the stock options and warrants is not

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES dilutive. The number of shares of Common Stock relating to stock options and warrants that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share were 832,146, 1,310,524, and 1,134,513 shares for the years ended December 31, 2003,
2002 and 2001, respectively.

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

         On May 15, 1998, the Court again remanded the per-call compensation rate to the FCC for further explanation without vacating the $0.284 per-call rate. The Court opined that the FCC had failed to explain adequately its derivation of the $0.284 default rate. The Court stated that any resulting overpayment may be subject to refund and directed the FCC to conclude its proceedings within a six-month period from the effective date of the Court's decision. On February 4, 1999, the FCC released the Third Report and Order and Order on Reconsideration of the Second Report and Order (the "1999 Payphone Order"), in which the FCC abandoned its efforts to derive a "market-based" default dial-around compensation rate and instead adopted a "cost-based" rate of $0.24 per dial-around call, which was adjusted to $.238 effective April 21, 2002. Both PSPs and IXCs petitioned the Court for

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES review of the 1999 Payphone Order's determination of the dial-around compensation rate. On June 16, 2000, the Court affirmed the 1999 Payphone Order setting a 24-cent dial-around compensation rate. The new 24-cent rate became effective April 21, 1999. The 24-cent rate was also applied retroactively to the period beginning on October 7, 1997 and ending on April 20, 1999 (the "intermediate period"), less a $0.002 amount to account for FLEX ANI payphone tracking costs, for a net compensation of $0.238.

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

         On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the interim/intermediate period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the relevant dial-around carriers. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 1999 Payphone Order and the 2002 Payphone Order. In the Interim Order, the FCC ordered a true-up for the interim period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the interim period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the intermediate period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to "schedule" payments over a reasonable period of time.

         The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. Based upon available information, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation in the fourth quarter of 2002 representing the estimated amount due by the Company to certain dial-around carriers under the Interim Order. Of this amount, $3.6 million and $3.8 million is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets at December 31, 2003 and 2002, respectively. In January 2004, certain carriers deducted approximately $0.7 million from their current dial-around compensation payments, thus reducing this liability. The remaining amount outstanding is expected to be deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers during 2004.

         In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 16). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million and $0.4 million of net receipts from other carriers under the Interim Order that was

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES recognized as revenue in the third and fourth quarters of 2003, respectively. Such revenues totaling $8.3 million have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the year ended December 31, 2003. The Company also estimates that it is entitled to receive in excess of $10.0 million of additional dial-around compensation from certain carriers, of which $1.2 million was received and will be recognized as revenue subsequent to December 31, 2003 under the Company's accounting policy. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

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

      Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES approximately $3.9 million related to the Interim Order described in Note 15. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $1.0 million was deposited in escrow (see Note 10 - "Senior Credit Facility"), and $0.9 million was used to pay certain accounts payable.

      During the years ended December 31, 2003, 2002, and 2001, the Company recognized $0.8 million, $7.1 million, and 1.9 million of refunds, respectively, of prior period telephone charges relating to the recently adopted new services test ("New Services Test" or "NST") in certain states. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility in 2003 and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to provide local lines and service to PSPs in accordance with the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company, through its memberships in various state payphone associations, continues to pursue refunds from LECs relating to the New Services Test. These efforts involve petitioning the public service commissions in the states in which the LECs operate. Although the Company expects to obtain additional NST refunds in the future, the Company is unable to determine the timing and amount of such refunds, which could be substantial, due to the uncertainty regarding the outcome of the regulatory proceedings in which the Company is represented or involved.

         During the years ending December 31, 2003 and 2002, the Company received $1.4 million and $0.6 million of telephone charge refunds from certain LECs relating to end user common line charges ("EUCL Charges"). Under a decision by the Court of Appeals for the District of Columbia Circuit, prior to April 1997, the Court determined that LECs were discriminating against IPPs because they did not assess their own payphone divisions with EUCL Charges. The Court ruled that these charges should be assessed equally to IPPs and their own payphone divisions to eliminate this subsidy to LEC payphone divisions. The Company and other IPPs have been successful in negotiating and recovering EUCL Charges relating to periods prior to April 1997 and expects to continue to obtain additional refunds in the future. The Company is unable to determine the timing or amount of such refund, if any, due to the uncertainty regarding the ability of the Company to successfully challenge and collect such amounts from the applicable the LECs. EUCL and NST refunds have been included in the accompanying consolidated statements of operations as a reduction of telephone charges.

17. 401(k) PROFIT SHARING PLAN

      Certain subsidiaries created 401(k) plans that were merged into the Davel Communications Inc. Profit Sharing Plan in 1999 (the "Old Davel Plan"). The Old Davel Plan provided for matching contributions from the Company that were limited to certain percentages of employee contributions. Additional discretionary amounts could be contributed by the Company. The Company contributed approximately $117,000 and $159,000 for the years ended December 31, 2002 and 2001, respectively.

      PhoneTel also has a 401(k) plan that provides for but does not require Company contributions to the plan. There were no Company contributions to the PhoneTel plan during 2002 or 2003. Effective January 1, 2003, the plan name was changed to the Davel Communications, Inc Employee Saving Plan (the "New Davel Plan") and substantially all employees of the Company are eligible to participate upon completion of the minimum term of service. Beginning January 1, 2003, employees can elect to make contributions to the New Davel Plan but are no longer be permitted to make contributions to the Old Davel Plan.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

18. RELATED PARTY TRANSACTIONS

      The Company's former Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). The Company earned revenue of $1,917,000 in 2003 and $962,000 in 2002 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Additionally, in 2003, Urban was paid $125,000 for providing the Company with pay telephone management and other services for the Company's payphone installations located in and around New York, New York. In October 2003, the Company and Urban terminated its service relationship. The net amount of accounts receivable due from Urban, including the remaining outstanding amount acquired in the PhoneTel Merger, was $123,000 and $799,000 at December 31, 2003 and 2002, respectively.

      In connection with the PhoneTel Merger discussed in Note 5, a former major shareholder agreed to forego payment on certain accrued management fees amounting to $436,000, which was accounted for in the second quarter of 2002. Such amount is reflected in the accompanying consolidated financial statements as a reduction of selling, general and administrative expenses.

      Mr. Renard, a former Director and Executive Officer of the Company entered into a six-month consulting agreement following the termination of his employment with the Company. In connection with the consulting agreement, Mr. Renard provided regulatory consulting services in the consideration of the sum $12,500 per month, plus reimbursement for the costs incident to the maintenance of family medical insurance.

      The Company engaged in the following transactions with Mr. David Hill, a shareholder and former Director and Chairman of the Board, during the year ended December 31, 2001 (in thousands):

Payments made for rent of commercial real estate..................   $     270
                                                                     =========
Payments made for consulting services.............................   $     275
                                                                     =========
Payments received for providing administrative services...........   $     203
                                                                      =========

19. COMMITMENTS AND CONTINGENCIES

      In March 2000, the Company and its affiliate Telaleasing Enterprises, Inc. were sued in Maricopa County, Arizona Superior Court by CSK Auto, Inc. ("CSK"). The suit alleges that the Company breached a location agreement between the parties. CSK's complaint alleges damages in excess of $5 million. The Company removed the case to the U.S. District Court for Arizona and moved to have the matter transferred to facilitate consolidation with the related case in California brought by TCG and UST. On October 16, 2000, the U.S. District Court for Arizona denied the Company's transfer motion and ordered the case remanded back to Arizona state court. On February 27, 2003 the parties agreed to a settlement of this case, pursuant to which the case will be dismissed with prejudice in exchange for four quarterly payments to the plaintiff in the amount of $131,250, the total of which was recorded in the fourth quarter of 2002. As of December 31, 2003, the Company has fully satisfied this obligation.

      In February 2001, Picus Communications, LLC ("Picus"), a debtor in Chapter 11 bankruptcy in the United States Bankruptcy Court for the Eastern District of Virginia, brought suit against Davel and its wholly owned subsidiary, Telaleasing Enterprises, Inc., in the United States District Court for the Eastern District of Virginia, claiming unpaid invoices of over $600,000 for local telephone services in Virginia, Maryland, and the District of Columbia. The various pleadings and claims in this matter were consolidated in an adversary proceeding and set for trial to begin on October 21, 2002. Prior to the commencement of the trial, on October 9, 2002 Picus filed a motion in the bankruptcy court to seek court approval of a settlement of all outstanding claims between the parties. The settlement provides that (i) Picus will cooperate with the Company to recover certain dial-around compensation potentially owed to the Company for the calendar year of 2000 and the first calendar quarter of 2001, (ii) within ten days after entry of an order approving the settlement and December 15, 2002, the Company was required to and has paid Picus $79,500, (iii) the Company paid Picus an additional $150,000 that was due no later than May 15, 2003; and (iv) the Company will pay Picus forty percent (40%) of the dial-around compensation for the calendar year of 2000 attributable to the

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES

Picus lines, if any. If any of the aforementioned payments are not timely paid by the Company, Picus will be entitled to obtain a judgment against Davel for the full amount of its claim against the Company, plus interest, less any amounts actually paid to Picus under the settlement agreement. As of December 31, 2003, the Company has fully satisfied the obligation.

      On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint was forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The second amended complaint has been forwarded to Davel's insurance carrier for action. The parties are currently engaged in the discovery process and the trial is scheduled for June 2004. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

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

      While the Company believes that its objections to Sprint's calculation of the gross annual operator service revenue requirement are justifiable and has not recorded any amounts associated with any minimum liability, it is possible

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES that some liability or receivable for this matter may ultimately be determined as a result of the dispute, the amount of which, if any, is not presently determinable.

      The Company is involved in other litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

      Certain unaudited quarterly financial information for the year ended December 31, 2003 and 2002, is as follows (in thousands except per share data):

                                                          MARCH       JUNE       SEPTEMBER     DECEMBER    FULL YEAR
                                                         -------    --------     ---------     --------    ---------
2003
Total revenues......................................     $22,918    $ 19,722     $ 23,520      $15,613      $ 81,773
Operating income (loss).............................      (3,202)    (32,119)         930       (5,143)      (39,534)
Net loss............................................      (4,742)    (33,716)        (681)      (7,052)      (46,191)
Net loss per share, basic and diluted ..............     $ (0.01)   $  (0.05)     $ (0.01)     $ (0.01)     $  (0.08)

2002
Total revenues......................................     $17,262    $ 17,400     $ 22,891      $23,206      $ 80,759
Operating loss......................................      (3,292)     (1,815)      (5,314)      (6,012)      (16,433)
Net income (loss)...................................      (7,841)     (6,484)     173,694       (7,618)      151,751
Net income (loss) per share, basic and
   diluted..........................................     $ (0.70)   $  (0.58)    $   0.38      $ (0.01)     $   0.56

      Net income (loss) per share amounts for each quarter are required to be computed independently. Therefore, the sum of such quarterly per share amounts do not necessarily equal the amount computed on an annual basis. During the first, third and fourth quarters of 2003, the Company recognized revenues related to dial-around compensation adjustments, including amounts related to the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom, of $3.9 million, $4.0 million and 0.4 million, respectively (see
Note 15). The Company also recorded NST refunds of $0.8 million in the first quarter and EUCL refunds of $1.4 million in the fourth quarter of 2003 (see Note
16). During second quarter of 2003, the Company recorded the $27.1 million asset impairment loss described in Note 3.

      For 2002, the Company recorded a gain on debt extinguishment of $181.0 million in the third quarter relating to the debt restructuring described in
Note 4. The Company also recorded a $2.8 million loss from exit and disposal activities during the third quarter of 2002 related to the closing of the Company's former headquarters in Tampa, FL (see Note 5). As described in Note 5, the third and fourth quarters of 2002 include the results of operation of PhoneTel after July 24, 2002, the date of acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in the Registrant's accountants during the two most recent fiscal years. There have been no disagreements with the Registrant's accountants on any matter of accounting principles or practice or financial statement disclosure at any time during the two most recent fiscal years.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal controls over financial reporting during the fourth quarter of 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

      The Company has four directors as of December 31, 2003. As part of the PhoneTel Merger, Messrs. Barrett, Chapman and Genda were elected to serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified. Effective September 1, 2003, Mr. McGee was elected by the Board to serve on the Company's Board of Directors, replacing former director Mr. Chichester, to serve until the next annual meeting of the Company's stockholders or until his successor has been elected and qualified.

      The following table sets forth certain information for each director.

                                       DIRECTOR
                                     CONTINUOUSLY
      NAME                              SINCE                         AGE
-----------------                 -----------------                   ---
Andrew C. Barrett                 July 24, 2002                        63
James N. Chapman                  July 24, 2002                        41
Kevin P. Genda                    July 24, 2002                        38
Woody M. McGee                    September 1, 2003                    52

      Andrew C. Barrett has been the managing director of The Barrett Group, Inc., a company providing consulting services to the telephone, media, and cable industries, since 1997. Prior to that time, Mr. Barrett was a commissioner of the FCC from 1989 to 1996 and a commissioner for the Illinois Commerce Commission from 1980 to 1989. During his regulatory career, Mr. Barrett was a member of the National Association of Regulatory Utility Commissioners ("NARUC") executive committee and the NARUC committee on communications and a chairman of the NARUC Committee on Water. Mr. Barrett is currently a director of Telecommunications Systems, Inc.

      James N. Chapman is associated with Regiment Capital Advisors, LLC ("Regiment") which he joined in January 2003. Prior to Regiment, Mr. Chapman acted as a capital markets and strategic planning consultant with private and public companies, as well as hedge funds, across a range of industries. Prior to establishing an independent consulting practice, Mr. Chapman worked for The Renco Group, Inc. ("Renco") from December 1996 to December 2001. Prior to Renco, Mr. Chapman was a founding principal of Fieldstone Private Capital Group ("Fieldstone") in August 1990. Prior to joining Fieldstone, Mr. Chapman worked for Bankers Trust Company from July 1985 to August 1990, most recently in the BT Securities capital markets area. In addition to the Company, Mr. Chapman serves as a member of the board of directors of Coinmach Corporation, Anchor Glass Container Corporation, Southwest Royalties, Inc. and several privately held companies.

      Kevin P Genda has served as Managing Director of Cerberus Capital Management, L.P. since 1995 and the Senior Vice President -- Chief Credit Officer of Ableco Finance LLC, an affiliate of Cerberus, since Ableco's founding four years ago. Mr. Genda oversees Cerberus' asset based lending activities. Prior to joining Cerberus and Ableco in 1995, Mr. Genda was Vice President for new business organization and evaluation at Foothill Capital Corporation, where he was active in loan origination and distressed investing. Mr. Genda previously worked at Huntington Holdings, a $300 million leveraged buyout firm, and at The CIT Group/Business Credit, Inc. as an analyst for new investments and credits.

      Woody M. McGee became Chief Executive Officer and director of the Company effective September 1, 2003. Prior to joining the Company Mr. McGee was President and Chief Executive Officer of McGee and Associates, LLC from January 2001. McGee and Associates is an independent consulting company providing financial, operational and crisis management services to companies in the telecommunications, computer and software sectors. From June 1999 to December 2000 Mr. McGee served as the Vice President and Chief Financial Officer of Telxon Corporation until such time as it was merged with Symbol Technologies, Inc. Prior to joining Telxon, Mr. McGee was employed as the Senior Vice President and General Manager of H K Systems (formerly known as Western Atlas, Inc.) from 1997. During 1996 and 1997 Mr. McGee held the positions of Vice President, Chief Financial Officer and Treasurer with Mosler, Inc. For a period of five years prior to joining Mosler, Mr. McGee held various positions with the material handlings systems division of Western Atlas, Inc. (formerly known as Litton Industries), including Controller, Chief Financial Officer, Vice President of Operations, Vice President of Sales, and President and Chief Operating Officer of a divisional subsidiary.

EXECUTIVE OFFICERS

      The following table sets forth the names and ages of the Company's executive officers and their positions with the Company:

      Name                        Age                 Position
      ----                        ---                 --------
Woody M. McGee                    52      Chief Executive Officer
Tammy L. Martin                   39      General Counsel and Secretary
Donald L. Paliwoda                51      Chief Financial Officer and Treasurer
Andrew P. Tzamaras                40      Chief Operating Officer

      Tammy L. Martin has served as General Counsel of the Company since September 5, 2002 and Secretary since June 9, 2003. Prior to that time, Ms. Martin served as General Counsel of AmericanGreetings.com, Inc. since December 2000. From March 2000 to June 2000 she was Chief Financial Officer and General Counsel for Portalvision, Inc. For seven years prior thereto, Ms. Martin held several senior management positions with PhoneTel, including Chief Administrative Officer, General Counsel and Secretary.

      Donald L. Paliwoda has served as Chief Financial Officer of the Company since October 14, 2003 and Treasurer of the Company since June 9, 2003. Prior to Mr. Paliwoda's appointment as Chief Financial Officer, he served the Company in various positions since July 24, 2002 including Interim Chief Financial Officer and Corporate Controller. Prior to the PhoneTel Merger, Mr. Paliwoda was the Corporate Controller of PhoneTel since November 1997. For a period of two years prior thereto, Mr. Paliwoda held various positions with Biskind Development, Inc., a privately held property management and real estate development firm, including Chief Financial Officer and Controller.

      Andrew P. Tzamaras became Chief Operating Officer on March 23, 2004. Mr. Tzamaras has served as a Regional Vice President of the Company since December of 1998. Prior to that time, Mr. Tzamaras held various operations management positions including Regional Operations Director for Peoples Telephone Company from June 1994 to December 1998. For four years prior to joining Peoples Telephone Company, Mr. Tzamaras served as Director of Operations for Atlantic Telco, which, at the time, was the largest independent payphone provider in the mid-atlantic states.

CODE OF ETHICS

      In March 2004, the Company adopted and the Board of Directors approved the Code of Ethics and Business Conduct for Officers, Directors, and Employees of Davel Communications, Inc. (the "Code of Ethics"). The Code of Ethics was adopted to promote honest and ethical conduct, including full, fair and accurate financial reporting, by all Directors, Officers and employees of the Company. The Code of Ethics is being filed with the Commission as Exhibit 14.1 to this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 and related regulations require the Company's directors, certain officers, and any persons holding more than 10% of the Company's common stock ("reporting persons") to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates have been established, and the Company is required to disclose in this
Item 10 any failure to file by these dates during 2003. To its knowledge, all reporting persons of the Company satisfied these filing requirements in 2003.

      In making this disclosure, the Company has relied on written representations of reporting persons and filings made with the Commission.

ITEM 11. EXECUTIVE COMPENSATION

    The following tables and notes set forth the compensation of the Company's Chief Executive Officer and the Company's other executive officers whose salary and bonuses exceeded $100,000 in the fiscal year ended December 31, 2003.

                                                  SUMMARY COMPENSATION TABLE

                                  Annual Compensation                              Long-Term Compensation
                                  -------------------                              ----------------------
                                                                                 Restricted
                                                                                   Stock         Securities
                                                                                  Awards;        Underlying
         Name and                                              Other Annual         LTIP           Options/         All Other
    Principal Position        Year     Salary       Bonus      Compensation       Payouts            SARs          Compensation
    ------------------        ----     ------       -----      ------------      ----------          ----          ------------
WOODY M. MCGEE                2003    $ 77,885     $     --         --               --               --           $205,697 (1)
  Chief Executive Officer     2002          --           --         --               --               --             28,852 (1)
                              2001          --           --         --               --               --                --

JOHN D. CHICHESTER (2)        2003     276,640      150,000         --               --               --            525,000 (3)
  Former Chief Executive      2002     164,528      150,000         --               --               --                --
  Officer                     2001          --           --         --               --               --                --

TAMMY L. MARTIN (4)           2003     182,412       30,000         --               --               --                --
  General Counsel             2002      52,500           --         --               --               --                --
                              2001          --           --         --               --               --                --

DONALD L. PALIWODA (5)        2003     103,330        7,500         --               --               --                --
  Chief Financial Officer     2002      40,902           --         --               --               --                --
                              2001          --           --         --               --               --                --

      (1) Mr. McGee became Chief Executive Officer on September 1, 2003. McGee & Associates, L.L.C., an entity owned by Mr. McGee, also received consulting fees for services rendered to the Company prior to Mr. McGee becoming CEO.

      (2) Mr. Chichester became Chief Executive Officer on July 24, 2002 and served until August 29, 2003.

      (3) Represents payments to Mr. Chichester in connection with the termination of his employment with the Company.

      (4)   Ms. Martin became the General Counsel on September 5, 2002.

      (5) Mr. Paliwoda joined the Company on July 24, 2002 as a result of the PhoneTel Merger and became Chief Financial Officer on October 14, 2003.

                        OPTION GRANTS IN LAST FISCAL YEAR

No options were granted for the year ended December 31, 2003.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                               Value of
                                                                                              Unexercised
                                                                                              In-the-Money
                                                                                               Options at
                                                            Number of Shares Underlying        December 31,
                         Number of Shares                        Unexercised Options at           2003
                           Acquired on          Value            December 31, 2003             Exercisable/
        Name               Exercise(1)       Realized(1)     Exercisable/Unexercisable       Unexercisable(2)
        ----               -----------       -----------     -------------------------       ----------------
Woody M. McGee                  --               --                    0 / 0                      $0 / $0
Tammy L. Martin                 --               --                    0 / 0                       0 / 0
Donald L. Paliwoda              --               --                 12,763 / 0                     0 / 0
John D. Chichester (3)          --               --                    0 / 0                       0 / 0

      (1)   There were no option exercises in the last fiscal year.

      (2) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on December 31, 2003, at which date the closing price of the Common Stock as quoted on the Nasdaq over-the-counter bulletin board was $0.02 per share. The above valuations may not reflect the actual value of unexercised options as the value of unexercised options fluctuates with market activity.

      (3)   Options expire if not exercised within 90 days of termination.

COMPENSATION OF DIRECTORS

      At its September 10, 2002 regular meeting, the Board approved a compensation policy providing that the directors of the Company who are not employees receive, as their sole and exclusive compensation for their service to the Company an annual cash retainer in the amount of $25,000, plus reimbursement for any reasonable travel expenses. Except for Mr. Renard, director fees in an amount equal to $29,779 were paid to each non-employee director during 2003 for services rendered to the Company during 2002 and 2003. Mr. Renard received $22,969 for directors fees and expenses during 2003 for services rendered prior to his resignation from the Board on August 31, 2003. The Company also paid $75,000 to Mr. Renard during 2003 in connection with a consulting agreement (see
Item 13 - Certain Relationships and Related Transactions).

      In accordance with the Company's by-laws, in July 2003 the Board of Directors established and designated certain independent directors to serve on the Special Committee of the Board to identify and evaluate the strategic and financial alternatives available to the Company in order to maximize value to the Corporation's stakeholders. In accordance with the foregoing, special committee fees in an amount equal to $30,000 were paid to Mr. Barrett and Mr. Renard, and Mr. Chapman received special committee fees in an amount equal to $50,000 as Chairman of the Special Committee.

      INCENTIVE COMPENSATION

      During 2003, the Compensation Committee of the Board established a mechanism by which executives of the Company were to be granted incentive compensation. The Company established bonus objectives based upon the objectives of the Company, primarily in connection with the implementation of cost-savings initiatives and other strategic alternatives adopted by the Board of Directors. The eligibility of the Executives to earn a bonus is based upon the implementation of each cost-savings initiative, as well as the realization by the Company of the cost-savings associated therewith. Fifty-percent of any bonus amount is paid to the Executives upon implementation of the cost-savings initiative and the balance is paid upon realization by the Company of the cost-savings; provided, however, that the cost-savings realization must occur within twelve months of implementation in order to qualify for inclusion under the bonus plan.

      The Company also maintains the Davel Communications, Inc. 2002 Long-Term Equity Incentive Plan, the Company's principal stock option plan (the "Stock Option Plan"), pursuant to which the executive officers may be granted options to purchase common stock at the latest closing price that is available prior to the date the options are awarded. Under the Stock Option Plan, other employees may be granted restricted stock or options to purchase shares of Common Stock. The Compensation Committee determines which individuals will be granted options, the number of shares to be subject to option and other terms and conditions applicable to the grants. No options were granted to executive officers during 2002 and 2003.

401(k) PLAN

      The Company maintains a 401(k) Plan, which is available to all employees of the Company, including its executive officers. During 2002 the Company provided a matching contribution to the Plan up to a maximum of 1.5% of the salary of the contributing employee. The Company's contribution to an employee's account vests over a period of five years. In 1999, the 401(k) plan of the Company was merged with the plans of Peoples Telephone and Communications Central Inc., subsidiaries of the Company. PhoneTel also has a 401(k) plan that provides for but does not require Company contributions to the plan. There were no Company contributions to the PhoneTel plan during 2002. Effective January 1, 2003, the plan name was changed to the Davel Communications, Inc. Employee Saving Plan (the "New Davel Plan") and substantially all employees of the Company are eligible to participate upon completion of the minimum term of service. Beginning January 1, 2003, employees can elect to make contributions to the New Davel Plan but will no longer be permitted to make contributions to the Old Davel Plan. No matching contributions were made during 2003 and none are expected to be made under the New Davel Plan during 2004.

EMPLOYMENT AGREEMENTS

      Effective August 29, 2003, Davel entered into an employment agreement with Woody McGee to serve as its Chief Executive Officer. The employment agreement has a term of one year commencing September 1, 2003 and may be extended for an additional one-year period. The employment agreement provides for an annual base salary of $250,000 during the term of the employment agreement as well as customary fringe benefits. The employment agreement also provides Mr. McGee with the opportunity to earn an annual cash bonus based upon the successful implementation of certain cost savings initiatives and cost savings realized by the Company as directed by the Board of Directors; provided, however, the agreement provides that such bonus amount shall not be less than $150,000. In the event the Company terminates Mr. McGee's employment, without cause, prior to the expiration of the agreement, Mr. McGee shall be entitled to a cash severance payment equal to the sum of three months base salary and the unpaid portion of any bonus earned as of the date of termination.

      Effective September 4, 2002, Davel entered into an employment agreement with Tammy L. Martin to serve as its General Counsel. The employment agreement has an initial term of one year commencing September 4, 2002 was extended for an additional one-year period. The employment agreement provided for an annual base salary of $175,000 during the term of the employment agreement, as well as participation in those benefit and bonus programs provided to other similarly situated executives of the Company. During February 2004 the Company entered into a new, one-year employment agreement with Ms. Martin, at annual base salary levels and other terms substantially similar to the previous agreement. In the event Ms. Martin's position is eliminated due to a restructuring or acquisition of the Company, or in connection with an acquisition pursuant to which she is requested to relocate more that fifty miles from her primary residence and does not accept the terms of such relocation, Ms. Martin will be paid as severance an amount equal to the greater of (i) six months base salary or (ii) the base salary due and owing under the un-expired term of the agreement.

      On or about February 12, 2004, the Company entered into an employment agreement with Donald L. Paliwoda to serve as its Chief Financial Officer. The employment agreement has a term of one year and provides for an annual base salary of $115,000 during the term of the agreement, as well as participation in those benefit and bonus programs provided to other similarly situated executives of the Company. In the event Mr. Paliwoda's position is eliminated due to a restructuring or acquisition of the Company, or in connection with an acquisition pursuant to which he is requested to relocate more that fifty miles from his primary residence and does not accept the terms of such relocation, Mr. Paliwoda will be paid as severance an amount equal to the greater of (i) six months base salary or (ii) the base salary due and owing under the un-expired term of the agreement.

      On or about March 22, 2004, the Company entered into an employment agreement with Andrew P. Tzamaras to serve as its Chief Operating Officer. The employment agreement has a term of one year and provides for an annual base salary of $120,000 during the term of the agreement, as well as participation in those benefit and bonus programs provided to other similarly situated executives of the Company. In the event Mr. Tzamaras' position is eliminated due to a restructuring or acquisition of the Company, or in connection with an acquisition pursuant to which he is requested to relocate more that fifty miles from his primary residence and does not accept the terms of such relocation, Mr. Tzamaras will be paid as severance an amount equal to the greater of (i) six months base salary or (ii) the base salary due and owing under the un-expired term of the agreement.

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

2003 Compensation

      There were four potential elements of compensation of the executive officers for 2003: base salary, cash bonus, stock options granted under the Stock Option Plan and annual stock grants.

      The 2003 compensation of executive officers was generally established at levels consistent with their prior employment and/or written agreement with the Company. In each instance, the terms of employment were reviewed by the Committee and found to be generally consistent with the Committee's policies regarding executive compensation and appropriate in light of the financial condition of the Company.

      Base salaries of all officers were intended to be relatively moderate and are believed to be at or below the median of the base salaries paid in 2003 by public telecommunications companies of a size comparable to the Company. The existing employment agreements did not provide for automatic increases in the base salary of any of the executive officers.

      The Chief Executive Officer and General Counsel were each entitled to a bonus determined by reference to his or her employment agreement based on his or her efforts to help the Company reach its goals and objectives.

      In an effort to provide a long-term incentive for future performance that aligns the executive officers' interests with the interests of stockholders, executive officers are eligible for participation in the Company's Stock Option Plan. Stock options are intended to provide an incentive for the creation of stockholder value over the term of several years since the full benefit of options will be realized only if the price of common stock appreciates over that term. In 2003, no stock options were granted to the executive officers of the Company with respect to the Company's performance in 2002. The Company also may award stock grants under the Stock Option Plan. Stock awarded under the Stock Option Plan would contain certain restrictions on transfer. Awarding stock with restriction on its transfer provides further long-term incentives that align the interests of the executive officers with the interests of stockholders.

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

                                                      James Chapman, Chairman
                                                      Andrew Barrett
                                                      Kevin Genda

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS AND BENEFICIAL OWNERS

         The following table sets forth information regarding shares of the Company's common stock, par value $0.01 per share, beneficially owned, as of March 19, 2004, by the Company's directors, named executive officers and 5% stockholders.

                                                                       Number of Shares
                    Name and Address (1)                              Beneficially Owned    Percentage of Class
                    --------------------                              ------------------    -------------------
Andrew C. Barrett (3) (8)                                                           0                   *
James N. Chapman (3) (8)                                                            0                   *
John D. Chichester (4) (8) (9)                                                      0                   *
Kevin P. Genda (3) (8) (10)                                                         0                   *
Tammy L. Martin (2) (8)                                                             0                   *
Woody M. McGee (2) (3) (8)                                                          0                   *
Donald L. Paliwoda (2) (5) (8)                                                 12,763                   *
Andrew P. Tzamaras (2) (6) (8)                                                  7,100                   *

ARK CLO 2000-1, Limited                                                    53,621,855                8.72%
C/O Patriarch Partners, LLC
112 South Tryon Street, Suite 700
Charlotte, NC 28284

Stephen Feinberg (7)                                                      277,071,874               45.05%
299 Park Avenue,
New York, NY 10171

Wells Fargo Foothill, Inc.                                                 76,747,150               12.48%
2450 Colorado Avenue, Suite 3000 West
Santa Monica, CA 90404

Foothill Partners III, L.P.                                                76,747,150               12.48%
2450 Colorado Avenue, Suite 3000 West
Santa Monica, CA 90404

All current directors and executive officers as a group (7 persons)            19,863                   *

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

    (4)  Such person is a former officer and former employee of the Company.

    (5) Includes 12,763 shares that could be acquired within 60 days upon the exercise of options granted pursuant to the Company's stock option plan.

    (6) Includes 6,800 shares, of which 3,800 expire on April 21, 2004, that could be acquired within 60 days upon the exercise of options granted pursuant to the Company's stock option plans.

    (7) Cerberus Partners, L.P., a Delaware limited partnership, is the holder of 225,907,083 shares of common stock of Davel and Styx Partners, L.P., a Delaware limited partnership, is the holder of 51,164,764 shares of common stock of Davel. Stephen Feinberg possesses sole power to vote and direct the disposition of all shares of common stock of Davel held by Cerberus Partners, L.P. and Styx Partners, L.P.

    (8) The address of such officers, unless otherwise noted, is 200 Public Square, Suite 700, Cleveland, Ohio 44114.

    (9) Options not exercised within 90 days from separation of employment expire by terms of the stock options.

    (10) Kevin Genda, a director of the Company, does not individually hold or otherwise beneficially own any securities of the Company. Mr. Genda is a Managing director of Cerberus Capital Management, L.P., an affiliate of Cerberus Partners, L.P. and Styx Partners, L.P., which, as noted in this beneficial ownership table, owns shares of common stock of the Company, all of which are subject to the sole voting and investment authority of Stephen Feinberg. Stephen Feinberg, in his capacity as the holder of sole voting and investment authority with respect to such shares, separately files statements with respect thereto pursuant to
         Section 13 and Section 16 of the Securities Exchange Act of 1934, as amended. Mr. Genda does not exercise any voting, investment or other authority with respect to the shares of common stock of the Company separately reported by Stephen Feinberg.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table summarizes information relating to the Company's equity compensation plans, including individual compensation arrangements, as of December 31, 2003:

                                               Number of securities to     Weighted average
                                               be issued upon exercise     exercise price of     Number of securities
                                               of outstanding options,    outstanding options,  remaining available for
                Plan category                    warrants, and rights     warrants, and rights      future issuance
                                               -----------------------    --------------------  -----------------------
Equity Compensation plans approved by
security holders (a)                                   564,805                   5.19                 2,111,972
Equity compensation plans not approved by
security holders (b) (c)                               202,717                   2.33                26,406,104
                                                       -------                   ----                ----------
Total                                                  767,522                   4.44                28,518,076
                                                       =======                   ====                ==========

      (a) Includes options to acquire 23,505 shares of common stock with a weighted average exercise price of $22.00 that were originally granted by companies acquired by the Registrant.

      (b) The number of securities to be issued upon exercise of outstanding options to acquire 25,850 shares of common stock under individual compensation agreements granted by companies acquired by the registrant and options to acquire 176,867 shares of common stock granted under the PhoneTel 1999 Management Incentive Plan (the "PhoneTel Plan"). The PhoneTel Plan provides for the issuance of incentive and non-qualified stock options, stock appreciation rights and other awards to purchase up to 537,223 additional shares of common stock by officers, directors, and management employees. The PhoneTel Plan will continue in effect until December 31, 2009, unless sooner terminated. All outstanding options under the PhoneTel Plan and individual compensation arrangements were exercisable at December 31, 2003 and expire at various dates through March 8, 2005.

      (c) The number of securities remaining available for future issuance includes 25,780,208 of the 26,780,208 shares available under the Company's 2000 Long-Term Equity Incentive Plan that were authorized in connection with the PhoneTel Merger. (See Note 13 to the Company's consolidated financial statements for the material features of the plan). It also includes 537,223 and 88,673 securities available for future issuance under the PhoneTel Plan and individual compensation arrangements, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Mr. Chichester, the Company's former Chief Executive Officer and former Director is a director, executive vice president and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). During the year ended December 31, 2003, the Company earned revenue of $1,217,000 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Accounts receivable included $123,000 at December 31, 2003 due from Urban. Additionally, in 2003, Urban was paid $125,000 for providing the Company with pay telephone management and other services for the Company's payphone installations located in and around New York, New York. In October 2003 the Company and Urban terminated its service relationship.

      Mr. Renard, a former Director and Executive Officer of the Company entered into a six-month consulting agreement following the termination of his employment with the Company. In connection with the consulting agreement, Mr. Renard provided regulatory consulting services in the consideration of the sum $12,500 per month, plus reimbursement for the costs incident to the maintenance of family medical insurance.

      On or about November 25, 2002 the Company entered into a six month consulting agreement with McGee & Associates, L.L.C. to provide restructuring and integration management services to the Company. Mr. Woody McGee, the Company's current Chief Executive Officer, is President, Chief Executive Officer and sole owner of McGee & Associates, L.L.C. Pursuant to the terms of the agreement, Mr. McGee provided consulting services in consideration of the sum of $2,500 per day, plus reimbursement for business related travel expenses. During 2002 and 2003 McGee & Associates, L.L.C. was paid the sum of $205,697 and $28,852 respectively, in accordance with the terms of the agreement.

      Any future transactions between the Company and its officers, directors, employees and affiliates that are outside the scope of the Company's employment relationship with such person will be subject to the approval of a majority of disinterested members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      For the year ended December 31, 2003 and 2002, the Company paid Aidman, Piser & Company, P.A. ("Aidman, Piser"), the Company's principal accountants, the following fees for audit and non-audit services:

      Audit Fees

         Aidman, Piser billed the Company an aggregate of $154,000 and $177,500 for audit fees in 2003 and 2002, respectively.

      Audit Related Fees

         In 2002, Aidman, Piser billed the Company an aggregate of $77,000 for assurance and related services applicable to the Company's joint proxy and registration statement relating to the PhoneTel Merger.

      Tax  Fees

         Aidman, Piser billed the Company $91,000 in 2003 and $71,000 in 2002 for income tax services rendered to the Company.

      All Other Fees

         Aidman, Piser did not bill the Company for any other services during 2003 and 2002.

         The Audit Committee or the Board of Directors pre-approves all audit or non-audit services and does not have a pre-approval policy for such services. The Audit Committee or the Board of Directors pre-approved all audit and non-audit services in 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed with, and as part of, this Annual Report on Form 10-K.

1.   FINANCIAL STATEMENTS

     See Part II.

2.   FINANCIAL STATEMENT SCHEDULES

     None

3.   EXHIBITS

     See Exhibit Index on the following page.

     (b) Reports on Form 8-K.

     The Registrant filed no reports on Form 8-K during the fourth quarter of 2003.

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

3.3 Certificate of Amendment to the Certificate of Incorporation of Davel Communications, Inc. (incorporated by reference from the Company's Form 8-K dated August 1, 2002).

10.1 Davel Communications, Inc. Amended and Restated 2000 Long-Term Equity Incentive Plan, as amended through February 11, 2002 (incorporated by reference from the Company's Form 10-K for the year ended December 31,
         2001).

10.2 Amended, Restated, and Consolidated Credit Agreement, dated as of July 24, 2002, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein (incorporated by reference from the Company's Form 8-K dated August 1, 2002).

10.3 Amended, Restated, and Consolidated Security Agreement, dated as of July 24, 2002, by Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., and the domestic subsidiaries of each of the foregoing, in favor of Foothill Capital Corporation, as Agent, and the lenders as set forth in the Credit Agreement above (incorporated by reference from the Company's Form 8-K for the year ended August 1,
         2002).

10.4 First Amendment and Waiver to Amended, Restated, and Consolidated Credit Agreement, dated as of March 31, 2003, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Foothill Capital Corporation, as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.8 of the Company's Form 10-K filed with the Commission on April 4, 2003)

10.5 Assignment of Claim Agreement dated as of March 7, 2003 by and between Davel Communications, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.6 Assignment of Claim Agreement dated as of March 3, 2003 by and between Davel Communications, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.7 Forbearance Agreement, dated as of November 11, 2003, related to Amended, Restated and Consolidated Credit Agreement, dated as of July 24, 2003, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), as Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.8     Employment Agreement dated August 29, 2003 between Davel
         Communications, Inc. and Woody McGee (incorporated by reference to
         Exhibit 10.2 from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.9 Payphone Field Service Agreement dated October 17, 2003 between Davel Communications, Inc. and NSC Communications Public Service Corporation.

10.10 Commercial Service Agreement dated December 29, 2003 between Davel Communications, Inc. and Comm South Companies, Inc.

10.11 Second Amendment and Waiver to Amended, Restated, and Consolidated Credit Agreement, dated as of February 24, 2003, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc., Cherokee Communications, Inc., Davel Communications, Inc., the domestic subsidiaries of each of the foregoing and Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), as Agent, and the lenders named therein.

10.12 Employment Agreement dated February 13, 2004 between Davel Communications, Inc. and Tammy L. Martin.

10.13 Employment Agreement dated February 13, 2004 between Davel Communications, Inc. and Donald L. Paliwoda.

10.14 Employment Agreement dated March 23, 2004 between Davel Communications, Inc. and Andrew P. Tzamaras.

14.1 Code of Ethics and Business Conduct for Officers, Directors, and Employees of Davel Communications, Inc.

21.1     Subsidiaries of Davel Communications, Inc.

31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2 Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DAVEL COMMUNICATIONS, INC.

                                             By:      /s/   WOODY M. MCGEE
                                                 ------------------------------
                                                 Woody M. McGee
                                                 Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                            TITLE                                     DATE
               ---------                            -----                                     ----
        /s/ WOODY M. MCGEE              Chief Executive Officer and Director              March 30, 2004
------------------------------------
          Woody M. McGee

      /s/ DONALD L. PALIWODA            Chief Financial Officer                           March 30, 2004
------------------------------------
        Donald L. Paliwoda

       /s/ ANDREW C. BARRETT            Director                                          March 30, 2004
------------------------------------
         Andrew C. Barrett

       /s/ JAMES N. CHAPMAN             Director                                          March 30, 2004
------------------------------------
         James N. Chapman

        /s/ KEVIN P. GENDA              Director                                          March 30, 2004
------------------------------------
          Kevin P. Genda