Form 10-Q
period 2004-03-31
DAVEL COMMUNICATIONS INC
filed 2004-05-14
CIK 1072881

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                               --------    ---------

COMMISSION FILE NUMBER: 000-25207

                           DAVEL COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  59-3538257
                --------                                  ----------
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

As of May 09, 2004, there were 615,018,963 shares of the Registrant's Common Stock outstanding.

================================================================================

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                               TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets................................................................         1

Consolidated Statements of Operations......................................................         2

Consolidated Statements of Cash Flows......................................................         3

Notes to Consolidated Financial Statements.................................................         4

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations .....        13

Liquidity and Capital Resources............................................................        16

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk.................................        18

ITEM 4

Disclosure Controls and Procedures.........................................................        19

PART II OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K...........................................................        19

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                MARCH 31
                                                                                                  2004       DECEMBER 31
                                                                                               (UNAUDITED)       2003
                                                                                               -----------   -----------
ASSETS
    Current assets:
        Cash and cash equivalents                                                              $     5,340   $     7,775
        Accounts receivable                                                                          5,712         7,975
        Other current assets                                                                         2,518         2,922
                                                                                               -----------   -----------
                   Total current assets                                                             13,570        18,672

    Property and equipment, net                                                                     20,162        22,878
    Location contracts, net                                                                          5,923         6,746
    Other assets, net                                                                                1,956         2,026
                                                                                               -----------   -----------
                  Total assets                                                                 $    41,611   $    50,322
                                                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
    Current liabilities:
        Current maturities of long-term debt and obligations under capital leases              $     1,986   $     1,994
        Accrued commissions payable                                                                  8,516         9,020
        Accounts payable and other accrued expenses                                                 13,692        15,847
                                                                                               -----------   -----------
                  Total current liabilities                                                         24,194        26,861

    Long-term debt and obligations under capital leases                                            124,950       125,962
                                                                                               -----------   -----------
                  Total liabilities                                                                149,144       152,823
                                                                                               -----------   -----------
    Commitments and contingencies (Note 9)                                                               -             -
    Shareholders' deficit:
         Preferred stock - $0.01 par value, 1,000,000 share authorized,
             no shares outstanding                                                                       -             -
         Common Stock - $0.01 par value, 1,000,000,000 shares authorized, 615,018,963 shares
              issued and outstanding                                                                 6,150         6,150
         Additional paid-in capital                                                                144,210       144,210
         Accumulated deficit                                                                      (257,893)     (252,861)
                                                                                               -----------   -----------
                  Total shareholders' deficit                                                     (107,533)     (102,501)
                                                                                               -----------   -----------
                  Total liabilities and shareholders' deficit                                  $    41,611   $    50,322
                                                                                               ===========   ===========

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED MARCH 31
                                                         -----------------------------
                                                             2004            2003
                                                         -------------   -------------
REVENUES:
   Coin calls                                            $       8,831   $     13,179
   Non-coin calls                                                3,136           5,811
   Dial-around compensation adjustments                          1,216           3,928
                                                         -------------   -------------
                   Total revenues                               13,183          22,918
                                                         -------------   -------------
OPERATING EXPENSES:
   Telephone charges                                             4,019           7,055
   Commissions                                                   2,372           4,024
   Service, maintenance and network costs                        4,539           6,508
   Depreciation and amortization                                 3,669           5,860
   Selling, general and administrative                           1,770           2,362
   Exit and disposal activities                                    312             311
                                                         -------------   -------------
                   Total costs and expenses                     16,681          26,120
                                                         -------------   -------------
                   Operating loss                               (3,498)         (3,202)

OTHER INCOME (EXPENSE):
    Interest expense, net                                       (1,612)         (1,586)
    Other                                                           78              46
                                                         -------------   -------------
                   Total other income (expense)                 (1,534)         (1,540)
                                                         -------------   -------------
NET LOSS                                                 $      (5,032)  $      (4,742)
                                                         =============   =============
LOSS PER SHARE CALCULATION:

Net loss per common share, basic and diluted                    ($0.01)         ($0.01)
                                                         =============   =============
Weighted average number of shares, basic and diluted       615,018,963     615,018,963
                                                         =============   =============

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                      THREE MONTHS ENDED MARCH 31
                                                                                      ---------------------------
                                                                                         2004             2003
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $   (5,032)      $   (4,742)
   Adjustments to reconcile net loss to net cash flow from operating activities:
       Depreciation and amortization                                                       3,669            5,860
       Amortization of deferred financing costs and non-cash interest                        921            1,288
       Loss on disposal of assets                                                             23                7
       Other                                                                                  51                -
   Changes in current assets and current liabilities:
       Accounts receivable                                                                 2,263            5,845
       Other current assets                                                                  404             (534)
       Accrued commissions payable                                                          (504)            (708)
       Accounts payable and accrued expenses                                              (2,155)          (1,210)
                                                                                      ----------       ----------
              Net cash from operating activities                                            (360)           5,806
                                                                                      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of assets                                                               47               (2)
   Capital expenditures                                                                     (216)             (99)
   Payments for location contracts                                                           (11)             (41)
   (Increase) decrease in other assets                                                        41             (299)
                                                                                      ----------       ----------
              Net cash from investing activities                                            (139)            (441)
                                                                                      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                                             (1,883)          (4,666)
   Principal payments under capital leases                                                   (53)             (66)
                                                                                      ----------       ----------
         Net cash from financing activities                                               (1,936)          (4,732)
                                                                                      ----------       ----------
         Net increase (decrease) in cash and cash equivalents                             (2,435)             633

Cash and cash equivalents, beginning of period                                             7,775            6,854
                                                                                      ----------       ----------
Cash and cash equivalents, end of period                                              $    5,340       $    7,487
                                                                                      ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID                                                                         $      691       $      261
                                                                                      ==========       ==========

    The accompanying notes are an integral part of these financial statements.

                  DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2004

1. BASIS OF PRESENTATION

Davel Communications, Inc. and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest domestic independent payphone service provider in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 44,000 payphones in 46 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio with field service offices in 14 geographically dispersed locations.

The accompanying consolidated balance sheet of Davel and its subsidiaries at March 31, 2004 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results for the full year.

On July 24, 2002, the Company restructured its long-term debt by completing the debt-for-equity exchange described in Note 7. Immediately thereafter, on that same date, a wholly owned subsidiary of Davel merged with and into PhoneTel Technologies, Inc. ("PhoneTel") pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel (the "PhoneTel Merger"). In connection with the PhoneTel Merger, 100% of the voting shares in PhoneTel were acquired and each share of common stock of PhoneTel was converted into 1.8233 shares of common stock of the Company, or an aggregate of 223,236,793 shares with a fair value of approximately $8.0 million. The PhoneTel Merger has been accounted for as a purchase business combination. Accordingly, the results of operations of PhoneTel have been included in the consolidated financial statements of the Company since the effective date of the merger.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $46.2 million and $5.0 million for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. These losses were primarily attributable to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 4. In addition, as of March 31, 2004, the Company had a working capital deficit of $10.6 million, which includes $1.9 million of Federal universal service fees and other past due obligations, and the Company's liabilities exceeded it assets by $107.5 million. Although the Company is currently in compliance with the financial covenants and debt payments due under its credit facility, as amended, there can be no assurance that the Company will be able to remain in compliance or refinance the remaining balance due at maturity with its current or other lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan executed or planned for 2003 and 2004, respectively, include (i) the continued removal of unprofitable payphones, (ii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or other alternative carriers, (iii) the evaluation, sale or closure of unprofitable district operations, (iv) outsourcing payphone collection, service and maintenance activities to reduce operating costs, and (v) the further curtailments of operating expenses.

Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. In addition, as discussed in Note 7, the Company has been engaged in discussions with its lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its credit facility.

Notwithstanding the ongoing efforts to improve operating results, the Company may continue to face liquidity shortfalls as it relates to the Company's past due obligations, including Federal universal service fees. As a result, the Company might be required to dispose of assets to fund its operations or curtail its capital and other expenditures to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. EXIT AND DISPOSAL ACTIVITIES

In the first quarter of 2003, the Company began to outsource the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida that was previously utilized for such purpose. The Company incurred a loss from exit and disposal activities relating to this facility of approximately $0.3 million in the first quarter of 2003. In the fourth quarter of 2003, the Company outsourced the collection, service and maintenance of its payphones in the western region of the United States to reduce the cost of servicing its geographically disbursed payphones in this area. The Company closed eleven district offices and incurred a loss from exit and disposal activities of approximately $0.5 million relating to these facilities. This charge was recorded in the fourth quarter of 2003 when incurred. In the first quarter of 2004, the Company outsourced the servicing of additional payphones and closed four additional district offices in Texas and Missouri to further reduce its operating costs. The Company incurred an additional loss of $0.3 million relating to the closing of these district office facilities. Subsequent to March 31, 2004, the Company continued to outsource the servicing of its payphones and closed three additional district offices in North Carolina, New York and Florida.

4. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

The Company reviews long-lived assets to be held and used and goodwill for impairment whenever events or changes in circumstances indicate the asset may be impaired. As of June 30, 2003, the Company completed a review of the carrying values of its payphone assets, including location contracts and payphone equipment (collectively "Payphone Assets"). A review was performed during the second quarter of 2003 when it became apparent to management that the effects of the continuing decline in payphone usage required reconsideration of the Company's operating projections. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company compared the carrying value of its Payphone Assets in each of the Company's operating districts to the estimated undiscounted future cash inflows over the remaining useful lives of the assets. The Company's operating districts are the lowest operational level for which discernable cash flows are measurable. In certain operating districts, the carrying values of the Payphone Assets exceeded the estimated undiscounted cash inflows projected for the respective operating district. In these instances, the Company recorded an aggregate impairment loss of $9.7 million in the second quarter of 2003 to reduce the carrying value of such assets to estimated fair value, less cost to sell. Fair value was determined based on the higher of the present value of discounted expected future cash flows or the estimated market value of the assets for each of the operating districts in which an impairment existed.

As of June 30, 2003, the carrying value of the Company's net assets, after taking into account the impairment charges described above, exceeded the fair value of the Company, which amount was based upon the present value of expected future cash flows. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", the Company then calculated the implied value of goodwill based upon the difference between the fair value of the Company and the fair value of its net assets, excluding goodwill. Because the fair value of the Company's net assets without goodwill exceeded the fair value of the Company, no implied value could be attributed to goodwill. As a result, the Company recorded a $17.5 million non-cash impairment loss in the second quarter of 2003 to write-off the carrying value of the goodwill.

Asset impairment charges were as follows for the quarter ended June 30, 2003 (in thousands):

Payphone Assets.................................................................   $     9,686
Goodwill........................................................................        17,455
                                                                                   -----------
   Total impairment charges.....................................................   $    27,141
                                                                                   ===========

Management exercised considerable judgment to estimate undiscounted and discounted future cash flows. The amount of future cash flows the Company will ultimately realize remains under continuous review, but could differ materially from the amounts assumed in arriving at the impairment loss.

5. DIAL-AROUND COMPENSATION

A dial-around call occurs when a non-coin call is placed from the Company's public pay telephone which utilizes any interexchange carrier ("IXC") other than the presubscribed carrier (the Company's dedicated provider of long distance and operator assisted calls). The Company receives revenues from such carriers and records those revenues from dial-around compensation based upon the per-call rate in effect pursuant to orders issued by the Federal Communications Commission (the "FCC") under section 276 of the Telecommunications Act of 1996 ("Section 276") and the estimated number of dial-around calls placed from each pay telephone during each month. Prior to 2001, the Company recorded revenue from dial-around compensation based upon the current rate of $0.24 per call ($0.238 per call prior to April 21, 1999) and 131 monthly calls per phone, which represented the monthly average compensable calls from a pay telephone and was used by the FCC in initially determining the amount of dial-around compensation to which payphone service providers ("PSP") were entitled, and which was utilized until such time as the actual number of dial-around calls could be tracked on a per pay telephone basis. The Company reports revenues from dial-around compensation using the current $0.24 per-call rate and the Company's estimate of the average monthly compensable calls per phone, which is based upon the Company's historical collection experience and expected future developments.

As a result of orders issued by the FCC regarding dial-around compensation and the resulting litigation, the amount of revenue payphone service providers ("PSPs") were entitle to receive and the amount PSPs actually received has varied. In general, there have been underpayments of dial-around compensation from IXCs and other carriers from November 6, 1996 through October 6, 1997 (the "Interim Period") and overpayments to PSPs, including the Company, from October 7, 1997 through April 20, 1999 (the "Intermediate Period"). On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provided a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increased the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from $31.178 to $33.892 (the "Default Rate"). The Default Rate was based on 148 calls per month at $0.229 per call. The Default Rate also applied to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone was not available. The 2002 Payphone Order excluded resellers but expanded the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribed the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

The 2002 Payphone Order kept in place the per-call compensation rate during the Intermediate and subsequent periods but did not address the method of allocating dial-around compensation among IXCs responsible for paying fixed rate per-phone compensation. On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the Interim Period and the Intermediate Period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the IXCs. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 2002 Payphone Order and prior orders issued by the FCC regarding dial-around compensation. In the Interim Order, the FCC ordered a true-up for the Interim Period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the Interim Period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the current $.238 rate) to each carrier that compensated the PSP on a per-call basis during the Intermediate Period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to "schedule" payments over a reasonable period of time.

The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. In the fourth quarter of 2002, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation representing the estimated amount due by the Company to certain dial-around carriers under the Interim Order. Of this amount, $2.9 million and $3.6 million is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets at March 31, 2004 and December 31, 2003, respectively. In April 2004, certain carriers deducted approximately $0.4 million from their current dial-around compensation payments, further reducing this liability. The remaining amount outstanding is expected to be deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers during 2004.

In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, Inc (`WorldCom"), of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 6). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million, $0.4 million and $1.2 million of net receipts from other carriers under the Interim Order that was recognized as revenue in the third and fourth quarters of 2003 and the first quarter of 2004, respectively. Such revenues for the quarters ended March 31, 2004 and 2003 have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations. The Company expects to receive a substantial amount of additional dial-around compensation from various carriers, of which $0.7 million was received and will be recognized as revenue subsequent to March 31, 2004 under the Company's accounting policy. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council (the "APCC") and the Regional Bell Operating Companies ("RBOCs") filed petitions with the FCC to revisit and increase the dial around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the "October 2003 Rulemaking") to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. The Company believes that the "fair compensation" requirements of Section 276 of the Telecom Act mandate that the FCC promptly review and adjust the dial around compensation rate level. While no assurances can be given as to the timing or amount of any increase in the dial around rate level, the Company believes an increase in the rate is reasonably likely given the significant reduction in payphone call volumes, continued collection difficulties and other relevant changes since the FCC set the $0.24 rate level.

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

6. SALE OF WORLDCOM CLAIM AND REGULATORY REFUNDS

On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to receive from the purchaser 51% of the amount of the allowed claim in excess of the Scheduled
Debt included in WorldCom's plan of reorganization as confirmed by the
U. S. Bankruptcy Court. On April 21, 2004, WorldCom emerged from Chapter 11 bankruptcy protection. The Company is currently negotiating with WorldCom to reconcile the Scheduled Debt to the amount of the Company's proof of claim. Although the Company expects to settle its claim for an amount in excess of the Scheduled Debt, there can be no assurance that the Company will be able to collect 51% of such excess, if any, from the purchaser of its claim.

Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 5. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $0.9 million was used to pay certain accounts payable, and $1.0 million was deposited in escrow with the Company's lenders. The remaining amount deposited in escrow at March 31, 2004 of approximately $0.6 million is available to fund certain business initiatives approved by the lenders.

During the first quarter of 2003, the Company received $4.6 million of refunds of prior period telephone charges relating to the recently adopted new services test ("New Services Test" or "NST") in certain states. Of this amount, $3.8 million and $0.8 million were recognized as reductions in telephone charges in the fourth quarter of 2002 and the first quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility in 2003 and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to provide local lines and service to PSPs in accordance with the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company, through its memberships in various state payphone associations, continues to pursue refunds from LECs relating to the New Services Test. These efforts involve petitioning the public service commissions in the states in which the LECs operate. Although the Company expects to obtain additional NST refunds in the future, the Company is unable to determine the timing and amount of such refunds, which could be substantial, due to the uncertainty regarding the outcome of the regulatory proceedings in which the Company is represented or involved.

During the fourth quarter of 2003, the Company received $1.4 million of telephone charge refunds from certain LECs relating to end user common line charges ("EUCL Charges"). Under a decision by the Court of Appeals for the District of Columbia Circuit, prior to April 1997, the Court determined that LECs were discriminating against IPPs because they did not assess their own payphone divisions with EUCL Charges. The Court ruled that these charges should be assessed equally to IPPs and their own payphone divisions to eliminate this subsidy to LEC payphone divisions. The Company and other IPPs have been successful in negotiating and recovering EUCL Charges relating to periods prior to April 1997 and expects to continue to obtain additional refunds in the future. The Company is unable to determine the timing or amount of such refund, if any, due to the uncertainty regarding the ability of the Company to successfully challenge and collect such amounts from the applicable the LECs. EUCL and NST refunds have been included in the accompanying consolidated statements of operations as a reduction of telephone charges.

7. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Following is a summary of long-term debt and obligations under capital leases as of March 31, 2004 and December 31, 2003 (in thousands):

                                                                                                 MARCH 31    DECEMBER 31
                                                                                                   2004          2003
                                                                                                ----------   ----------
CREDIT FACILITY, due December 31, 2005:
    TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
    capitalized interest of $12,104 at March 31, 2004.......................................    $   62,104   $    61,644
    TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
    capitalized interest $12,608 at March 31, 2004..........................................        63,608        65,077
NOTE PAYABLE, ($1,249 face value) due November 16, 2004.....................................         1,179         1,137
CAPITAL LEASE obligations with various interest rates and maturity dates through
2005.... ...................................................................................            45            98
                                                                                                ----------   -----------
                                                                                                   126,936       127,956
Less -- Current maturities..................................................................        (1,986)       (1,994)
                                                                                                ----------   -----------
                                                                                                $  124,950   $   125,962
                                                                                                ==========   ===========

CREDIT FACILITY

On July 24, 2002 (the "closing date"), immediately prior to the PhoneTel Merger, the then existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the then existing junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the then existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's then existing junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance of $101.0 million (the "Credit Facility"), including a $1.0 million loan origination fee. Following the exchange and the PhoneTel Merger, the creditors of the Company in the aggregate owned 95.2% of the outstanding common stock of the Company.

The combined restructured Credit Facility is due December 31, 2005 (the "maturity date") and consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the three months ended March 31, 2004 and the years ended December 31, 2003 and 2002, approximately $2.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

The Company has accounted for the debt exchange discussed above as a troubled debt restructuring and recorded a $181.0 million gain in 2002 relating to the extinguishments of its former junior credit facility and the issuance of additional common stock to the creditors. For accounting and reporting purposes, with respect to Davel's portion of the new Credit Facility ($64.1 million), all cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, amounts payable with respect to the PhoneTel portion of the new Credit Facility ($36.9 million) were initially recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Credit Facility (amounts in thousands):

                                                                                     DAVEL        PHONETEL       TOTAL
                                                                                   ----------    ----------    ----------
Face value of credit facilities................................................    $   64,135    $   36,865    $  101,000
Premium: interest capitalization...............................................        24,122            --        24,122
Discount: present value of acquired debt.......................................            --        (4,658)       (4,658)
                                                                                   ----------    ----------    ----------
Initial carrying value.........................................................        88,257        32,207       120,464

Payment-in-kind interest in 2002 and 2003......................................        10,093         5,811        15,904
Principal and interest payments in 2003                                                  (709)         (408)       (1,117)
Amortization of premiums and discounts in 2002 and 2003........................       (10,229)        1,699        (8,530)
                                                                                   ----------    ----------    ----------
Carrying value on December 31, 2003............................................        87,412        39,309       126,721

Payment-in-kind interest in 2004...............................................         1,859         1,069         2,928
Principal and interest payments in 2004                                                (1,572)         (900)       (2,472)
Amortization of premiums and discounts in 2004.................................        (1,808)          343        (1,465)
                                                                                   ----------    ----------    ----------
Carrying value on March 31, 2004...............................................    $   85,891    $   39,821    $  125,712
                                                                                   ==========    ==========    ==========

The Credit Facility is secured by substantially all assets of the Company and was subordinate in right of payment to the Senior Credit Facility. The Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Wells Fargo Foothill, Inc., as Agent for the lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Credit Facility) and limits the incurrence of cash and capital expenditures, the payment of dividends and certain asset disposals.

The Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Credit Facility at December 31, 2002. On March 31, 2003, the Company executed an amendment to its Credit Facility (the "First Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company was required to maintain through December 31, 2003 and waived all defaults through the date of the amendment. It also amended the timing and amount of individual payments (but not the aggregate amount) due under Credit Facility during 2003 to coincide with the anticipated early retirement of the Senior Credit Facility resulting from the prepayment described below. Under the First Amendment, the Company was required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. Payments due after December 31, 2003 were not affected by the First Amendment.

Notwithstanding the terms of the First Amendment, the Company was not in compliance with the new minimum Adjusted EBITDA covenant under the Credit Facility, as amended, as of June 30 and September 30, 2003. In addition, the Company did not make the $1,041,667 monthly payments that were due on August 1, 2003 through November 1, 2003 and only made a partial payment ($100,000) toward the monthly payment of $1,041,667 that was due on July 1, 2003. On November 11, 2003 the Company executed an agreement with its lenders (the "Forbearance

Agreement") that granted forbearance with respect to defaults and cash payments due under the terms of the Credit Facility through January 30, 2004. Under the Forbearance Agreement, the Company was required to make a $600,000 cash payment to be applied against interest due under the Credit Facility and to make additional interest payments of $100,000 on December 1, 2003 and January 1, 2004, which payments were made by the Company.

At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant contained in the Credit Facility, and therefore, was in default of the terms of the Credit Facility. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waived all defaults through the date of the amendment, reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduced the minimum payments due under the Credit Facility to $100,000 per month plus the monthly administrative fee through the maturity date on December 31, 2005. The Company is also required to make additional payments equal to 100% of any "Regulatory Receipts" received by the Company. As defined in the Credit Facility, "Regulatory Receipts" include prior year EUCL Charges and New Services Test refunds from LECs and net dial-around true-up refunds from long-distance carriers. As of March 31, 2004, the Company has made all payments and has complied with all financial covenants required under the Second Amendment.

The Company has been engaged in discussions with its lenders regarding the possibility of restructuring the debt outstanding under the Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Credit Facility.

NOTE PAYABLE

In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. that provides for payment of principal, together with deferred interest at 5% per annum, on November 16, 2004. Cerberus Partners, L.P. and its affiliates are also lenders under the Credit Facility and Senior Credit Facility and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Credit Facility. In connection with the PhoneTel Merger, the note was originally recorded at its net present value, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%. The note also includes a cross default provision that permits the holder to declare the note immediately due and payable if payments due under the Credit Facility are accelerated as a result of default.

SENIOR CREDIT FACILITY

Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the then existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness. The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

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

8. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss per weighted average common share outstanding was $(0.01) in both periods during the three months ended March 31, 2004 and 2003.

The Company accounts for compensation costs associated with stock options issued to employees under the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25") whereby compensation is recognized to the extent the market price of the underlying stock at the date of grant exceeds the exercise price of the option granted (the "intrinsic value method"). The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires disclosure of compensation expense that would have been recognized if the fair-value based method of determining compensation had been used for all arrangements under which employees receive shares of stock or equity instruments. Stock-based compensation to non-employees is accounted for using the fair-value based method prescribed by SFAS No. 123.

During the first quarter of 2004 and 2003, the Company did not incur any stock-based employee compensation expense under the intrinsic value or fair value based methods. Therefore, the reported amounts of net loss and net loss per share were the same as the amounts that would have been reported if the fair value method had been applied to all awards.

9. COMMITMENTS & CONTINGENCIES

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint, as well as the first and second amended complaints were forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 has been continued to a date yet to be set by the Court. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

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

10. RELATED PARTY TRANSACTIONS

The Company's former Chief Executive Officer is a Director, Executive Vice President and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). The Company earned revenue of $1,917,000 in 2003 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Additionally, in 2003, Urban was paid $125,000 for providing the Company with pay telephone management and other services for the Company's payphone installations located in and around New York, New York. In October 2003, the Company and Urban terminated its service relationship. The net amount of accounts receivable due from Urban, which was collected in the first quarter of 2004, was $123,000 at December 31, 2003.

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

FINANCIAL CONDITION AND MANAGEMENT'S PLANS

The Company has incurred losses of approximately $46.2 million and $5.0 million for the year ended December 31, 2003 and the three months ended March 31, 2004, respectively. These losses were primarily attributable to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 4 to the consolidated financial statements. In addition, as of

March 31, 2004, the Company had a working capital deficit of $10.6 million, which includes $1.9 million of Federal universal service fees and other past due obligations, and the Company's liabilities exceeded it assets by $107.5 million. Although the Company is currently in compliance with the financial covenants and debt payments due under its Credit Facility, as amended, there can be no assurance that the Company will be able to remain in compliance or refinance the remaining balance due at maturity with its current or other lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, a special committee of independent members of the Company's Board of Directors (the "Special Committee") was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan executed or planned for 2003 and 2004, respectively, include (i) the continued removal of unprofitable payphones, (ii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or other alternative carriers, (iii) the evaluation, sale or closure of unprofitable district operations, (iv) outsourcing payphone collection, service and maintenance activities to reduce operating costs, and (v) the further curtailments of operating expenses.

Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. In addition, as discussed in Note 7 to the consolidated financial statements, the Company has been engaged in discussions with its lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Credit Facility.

Notwithstanding the ongoing efforts to improve operating results, the Company may continue to face liquidity shortfalls as it relates to the Company's past due obligations, including Federal universal service fees. As a result, the Company might be required to dispose of assets to fund its operations or curtail its capital and other expenditures to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GENERAL

During 2004, the Company derived its revenues from two principal sources: coin calls and non-coin calls. Coin calls represent calls paid for by callers with coins deposited in the payphone. Coin call revenues are recorded in the amount of coins deposited in the payphones.

Non-coin calls include credit card, calling card, collect, and third party billed calls, handled by operator service providers selected by the Company. Non-coin call revenues are recognized based upon the commission received by the Company from the carriers of these calls.

The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the Federal Communications Commission mandated dial-around compensation rate in effect. This is commonly referred to as "dial-around" access. (See Note 5 to the consolidated financial statements).

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

For the three months ended March 31, 2004, total revenues decreased approximately $9.7 million, or 42.5%, to approximately $13.2 million from approximately $22.9 million in the same period of 2003. This decrease was primarily due to a reduction in the average number of payphones in service resulting from the Company's aggressive program to remove unprofitable phones and other reductions in phone count during 2003. The average number of payphones in service during the first quarter of 2004 declined by approximately 22,000 phones, or 32.8%, to approximately 45,000 phones compared to approximately 67,000 phones in service during the first quarter of 2003. The decline in total revenues was also attributable to the decrease in favorable adjustments to dial-around compensation, as discussed below, and increased competition from the wireless communications industry, resulting in lower average revenues per phone.

Coin call revenues decreased approximately $4.4 million, or 33.3%, to approximately $8.8 million in the three months ended March 31, 2004 from approximately $13.2 million in the first quarter of 2003. The decrease in coin call revenues was primarily attributable to the decrease in the number of average payphones in service, which declined by 32.8%.

Non-coin call revenues, which is comprised primarily of dial-around revenue and operator service revenue, decreased approximately $2.7 million, or 46.6%, to approximately $3.1 million in the three months ended March 31, 2004 from approximately $5.8 million in the three months ended March 31, 2003. The decrease was primarily attributable to the decrease in the number of average payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower call volumes resulting from the growth in wireless communication services. Dial-around revenue decreased approximately $1.5 million, to approximately $1.8 million in the three months ended March 31, 2004 from approximately $3.3 million in the first quarter of 2003. Dial-around revenues were unfavorably impacted by adjustments to accounts receivable of $0.6 million and $1.0 million in the first quarter of 2004 and 2003, respectively, to reflect changes in accounting estimates of prior quarter dial-around revenues. Long-distance revenues decreased approximately $0.8 million, to approximately $1.2 million in the first quarter of 2004 from approximately $2.0 million in the three months ended March 31, 2003. This decrease is attributable to fewer payphones in service, fewer completed long distance calls per phone, and reduced call time per call. Non-carrier revenues also decreased by $0.4 million compared to the first quarter of 2003 due to installation and repair services provided to a former related party that were discontinued in October 2003.

Dial-around revenue adjustments are comprised of receipts from various carriers relating to the industry-wide true-up required under the FCC Interim Order (see
Note 5 to the consolidated financial statements). In the three months ended March 31, 2003, the Company received approximately $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of this amount, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see Note 6). In accordance with the Company's accounting policy on regulated rate actions, the Company recorded $1.2 million of dial-around revenue adjustments in the first quarter of 2004, the period in which the Company received such revenues. The Company expects to receive a substantial amount of additional dial-around compensation from various carriers pursuant to the Interim Order, of which $0.7 million was received and will be recognized as revenue subsequent to March 31, 2004 under the Company's accounting policy. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be deducted from future dial-around payments.

Telephone charges decreased approximately $3.0 million, or 42.9%, to approximately $4.0 million for the quarter ended March 31, 2004 from approximately $7.0 million in the three months ended March 31, 2003. The decrease was primarily attributable to the decrease in the number of average payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower line charges resulting from the use of competitive local exchange carriers ("CLECs"). This decrease was offset in part by approximately $0.8 million of net credits in the first quarter of 2003 related to amounts received under the FCC's "New Services Test" in certain states. The Company has executed additional contracts with LECs and CLECs and is pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time.

Commissions decreased approximately $1.6 million, or 40.0%, to approximately $2.4 million in the three months ended March 31, 2004 from approximately $4.0 million in the three months ended March 31, 2003. This decrease was primarily attributable to lower commissionable revenues resulting from the decrease in the average number of payphones in service and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

Service, maintenance and network costs decreased approximately $2.0 million, or 30.8%, to approximately $4.5 million in the three months ended March 31, 2004 from approximately $6.5 million in the three months ended March 31, 2003. In 2003, the Company implemented several cost reduction measures, including the removal of unprofitable payphones and a substantial reduction in the Company's workforce. In the fourth quarter of 2003 and the first quarter of 2004, the Company also began to outsource the service maintenance and collection of its payphones in an effort to further reduce its operating costs. While the Company believes these changes will continue to have a favorable impact on operating results in 2004, no assurances can be given regarding the amount of cost savings the Company will be able to achieve.

Depreciation expense in the three months ended March 31, 2004 decreased approximately $2.2 million, or 37.2%, from approximately $5.9 million in the three months ended March 31, 2003 to $3.7 million recorded in the three months ended March 31, 2004. This decrease was primarily attributable to the decline in the number of average payphones in service and the reduction in the carrying value of the Company's payphone assets and location contracts resulting from the $9.7 million asset impairment charge recorded in the second quarter of 2003. These charges were required to write-down the carrying values of such assets their fair values as of June 30, 2003 (see Note 4 to the consolidated financial statements).

Selling, general and administrative expenses decreased approximately $0.6 million, or 25.0%, to approximately $1.8 million in the three months ended March 31, 2004 from approximately $2.4 million in the three months ended March 31, 2003. The decrease was primarily attributable to reductions in rent, insurance, personnel and professional fees associated with the Company's cost savings initiatives implemented during 2003 and 2004.

In the three months ended March 31, 2004, the Company incurred $0.3 million of exit and disposal activity costs. The Company outsourced the servicing, collection and maintenance of certain payphones and closed four district office facilities in Texas and Missouri to reduce the Company's future operating costs. In the first quarter of 2003, the Company incurred a $0.3 million loss from exit and disposal activities related to the outsourcing and closing of the Company's warehouse and repair facility in Tampa, FL (see Note 3 to the consolidated financial statements).

Interest expense in the three months ended March 31, 2004 and 2003 was approximately $1.6 million in each quarter.

The Company has not recorded any provision or benefit for Federal and State income taxes because of operating losses generated by the Company.

The net loss increased approximately $0.3 million, or 6.4%, to approximately $5.0 million in the three months ended March 31, 2004 from approximately $4.7 million in the first quarter of 2003. The increase in the net loss was a result of the decline in total revenues offset in part by the substantial reductions in operating expenses as described above.

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

In the first quarter of 2004, operating activities used $0.4 million of net cash, which resulted in a $ 2.7 million reduction in accounts payable, commissions and other accrued expenses. Such payments were funded from reductions in accounts receivable and other current assets and the Company's operating cash. The Company also used its operating cash to make approximately $1.9 million of principal payments relating to its long-term debt and capital lease obligations. The Company's operating cash balance decreased by approximately $2.4 million during the three months ended March 31, 2004.

In the three months ended March 31, 2003, operating activities provided approximately $5.8 million of net cash, primarily due to collections of accounts receivable, including $3.8 million of receipts relating to refunds of telephone charges under the FCC's "New Services Test". The Company also received $4.9 million in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from WorldCom. Approximately $1.8 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses and $4.7 million was used for payments on the Company's Senior Credit Facility. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility.

Subsequent to March 31, 2004, the Company received $0.7 million and paid $0.3 million of dial-around compensation to various carriers relating to the FCC's Interim Order. The net amount received after March 31, 2004 will be used to pay the Company's outstanding debt, as required under the terms of Company's Credit Facility, as amended. The Company expects to receive additional regulatory receipts, the net proceeds of which are required to be paid to the lenders. The timing and amount of such receipts, which could be substantial, cannot be determined due to the uncertainty regarding the willingness and ability of the carriers to pay such amounts.

Capital expenditures for the three months ended March 31, 2004 were $0.2 million compared to $0.1 million in the first quarter of 2003. The on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the three months ended March 31, 2004 and 2003 were both less than $0.1 million.

Credit Facility

On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Credit Facility of $101.0 million due December 31, 2005 (the "maturity date") originally consisted of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the first quarter of 2004 and years ended December 31, 2003 and 2002, approximately $2.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the Credit Facility. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waived all defaults through the date of the amendment, reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduced the minimum payments due under the Credit Facility to $100,000 per month plus the monthly administrative fee through the maturity date on December 31, 2005. The Company is also required to make additional payments equal to 100% of any "Regulatory Receipts" received by the Company. As defined in the Credit Facility, "Regulatory Receipts" include prior year EUCL Charges and New Services Test refunds from LECs and net dial-around true-up refunds from long-distance carriers. As of March 31, 2004, the Company has made all payments and has complied with all covenants required under the Second Amendment.

      The Company has been engaged in discussions with its lenders regarding the possibility of restructuring the debt outstanding under the Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Credit Facility.

Senior Credit Facility

Effective as of February 19, 2002, Madeleine L.L.C. and ARK CLO 2000-1, Limited (the "Senior Lenders") entered into a credit agreement (the "Senior Credit Facility") with Davel Financing Company, L.L.C., PhoneTel and Cherokee Communications, Inc., a wholly owned subsidiary of PhoneTel. On that date, the then existing junior lenders of the Company and PhoneTel also agreed to a substantial debt-for-equity exchange with respect to their outstanding indebtedness in connection with the PhoneTel Merger. The Senior Credit Facility provided for a combined $10 million line of credit which the Company and PhoneTel shared $5 million each. The Company and PhoneTel each borrowed the amounts available under their respective lines of credit on February 20, 2002, which amounts were used to pay merger related expenses and accounts payable. Davel and PhoneTel agreed to remain jointly and severally liable for all amounts due under the Senior Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks inherent in the Company's financial instruments that arise from transactions entered into in the normal course of business. The Company's long-term obligations consist primarily of the amounts due under the Credit Facility, which bears interest at a fixed rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Company's internal controls over financial reporting during the first quarter of 2004.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index.

(b) The Company filed a Current Report on Form 8-K, dated March 31, 2004, reporting that the Company issued a press release announcing the results of operations for the year ended December 31, 2003 under Item 9, Regulation FD Disclosure.

EXHIBIT INDEX

Exhibit No.       Description

10.1 Payphone Field Service Agreement dated April 1, 2004 between Davel Communications, Inc. and Coinmach Corporation.

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

                                               DAVEL COMMUNICATIONS, INC.

Date: May 14, 2004                             /s/ DONALD L. PALIWODA
                                               ---------------------------------
                                               Donald L. Paliwoda
                                               Chief Financial Officer