Form 10-Q
period 2004-06-30
DAVEL COMMUNICATIONS INC
filed 2004-08-13
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                200 PUBLIC SQUARE, SUITE 700, CLEVELAND,OH 44114
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (216) 241-2555

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]    No [X]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

As of August 02,2004, there were 615,018,963 shares of the Registrants's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets.....................................................................   1

Consolidated Statements of Operations...........................................................   2

Consolidated Statements of Cash Flows...........................................................   3

Notes to Consolidated Financial Statements......................................................   4

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations...........  14

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk......................................  20

ITEM 4

Disclosure Controls and Procedures..............................................................  20

PART II OTHER INFORMATION

ITEM 6

Exhibits and Reports on Form 8-K................................................................  20

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           JUNE 30
                                                                                             2004     DECEMBER 31
                                                                                         (UNAUDITED)     2003
                                                                                          ---------    ---------
ASSETS
        Current assets:
              Cash and cash equivalents                                                   $   4,740    $   7,775
              Accounts receivable                                                             5,121        7,975
              Other current assets                                                            2,130        2,922
                                                                                          ---------    ---------
                        Total current assets                                                 11,991       18,672

        Property and equipment, net                                                          18,004       22,878
        Location contracts, net                                                               5,198        6,746
        Other assets, net                                                                     1,888        2,026
                                                                                          ---------    ---------
                        Total assets                                                      $  37,081    $  50,322
                                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
        Current liabilities:
              Current maturities of long-term debt and obligations under capital leases   $   2,290    $   1,994
              Accrued commissions payable                                                     7,815        9,020
              Accounts payable and other accrued expenses                                    11,952       15,847
                                                                                          ---------    ---------
                        Total current liabilities                                            22,057       26,861

        Long-term debt and obligations under capital leases                                 125,438      125,962
                                                                                          ---------    ---------
                        Total liabilities                                                   147,495      152,823
                                                                                          ---------    ---------

        Commitments and contingencies                                                             -            -
        Shareholders' deficit:
              Preferred stock - $0.01 par value, 1,000,000 share authorized,
                    no shares outstanding                                                         -            -
              Common Stock - $0.01 par value, 1,000,000,000 shares authorized,
                    615,018,963 shares issued and outstanding                                6,150        6,150
              Additional paid-in capital                                                    144,210      144,210
              Accumulated deficit                                                          (260,774)    (252,861)
                                                                                          ---------    ---------
                        Total shareholders' deficit                                        (110,414)    (102,501)
                                                                                          ---------    ---------
                        Total liabilities and shareholders' deficit                       $  37,081    $  50,322
                                                                                          =========    =========

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                         ------------------------------    ------------------------------
                                                             2004             2003             2004             2003
                                                         -------------    -------------    -------------    -------------
REVENUES:
    Coin calls                                           $       8,919    $      13,520    $     1 7,750    $      26,699
    Dial-around compensation                                     2,442            3,497            4,221            6,757
    Dial-around compensation adjustments                         1,206                -            2,422            3,928
    Operator sevice and other                                    1,571            2,705            2,928            5,256
                                                         -------------    -------------    -------------    -------------
                      Total revenues                            14,138           19,722           27,321           42,640
                                                         -------------    -------------    -------------    -------------

OPERATING EXPENSES:
    Telephone charges                                            3,976            6,132            7,995           13,187
    Commissions                                                  2,245            3,456            4,617            7,480
    Service, maintenance and network costs                       3,893            6,634            8,432           13,142
    Depreciation and amortization                                3,005            6,039            6,674           11,899
    Selling, general and administrative                          1,796            2,439            3,566            4,801
    Asset impairment charges                                         -            9,686                -            9,686
    Goodwill impairment                                              -           17,455                -           17,455
    Exit and disposal activities                                   593                -              905              311
                                                         -------------    -------------    -------------    -------------
                      Total costs and expenses                  15,508           51,841           32,189           77,961
                                                         -------------    -------------    -------------    -------------

                      Operating loss                            (1,370)         (32,119)          (4,868)         (35,321)

OTHER INCOME (EXPENSE):
    Interest expense, net                                       (1,669)          (1,663)          (3,281)          (3,249)
    Other                                                          158               66              236              112
                                                         -------------    -------------    -------------    -------------
                      Total other income (expense)              (1,511)          (1,597)          (3,045)          (3,137)
                                                         -------------    -------------    -------------    -------------

NET LOSS                                                 $      (2,881)   $     (33,716)   $      (7,913)   $     (38,458)
                                                         =============    =============    =============    =============

LOSS PER SHARE:

Net loss per common share, basic and diluted            ($        0.01)  ($        0.05)  ($        0.01)  ($        0.06)
                                                         =============    =============    =============    =============

Weighted average number of shares, basic and diluted       615,018,963      615,018,963      615,018,963      615,018,963
                                                         =============    =============    =============    =============

    The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                     --------------------
                                                                                       2004        2003
                                                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $ (7,913)   $(38,458)
     Adjustments to reconcile net loss to net cash flow from operating activities:
           Depreciation and amortization                                                6,674      11,899
           Amortization of deferred financing costs and non-cash interest               2,228       2,712
           (Gain) loss on disposal of assets                                              (71)          9
           Asset impairment charges                                                         -       9,686
           Goodwill impairment                                                              -      17,455
           Other                                                                           51         (75)
     Changes in current assets and current liabilities:
           Accounts receivable                                                          2,854       6,646
           Other current assets                                                           792         202
           Accrued commissions payable                                                 (1,205)     (1,512)
           Accounts payable and accrued expenses                                       (3,895)     (1,679)
                                                                                     --------    --------
                  Net cash from operating activities                                     (485)      6,885
                                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of assets                                                         234          (4)
     Capital expenditures                                                                (400)       (158)
     Payments for location contracts                                                      (17)        (68)
     (Increase) decrease in other assets                                                   79        (304)
                                                                                     --------    --------
                  Net cash from investing activities                                     (104)       (534)
                                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt                                                        (2,359)     (5,833)
     Principal payments under capital leases                                              (87)       (122)
                                                                                     --------    --------
                Net cash from financing activities                                     (2,446)     (5,955)
                                                                                     --------    --------

                Net increase (decrease) in cash and cash equivalents                   (3,035)        396

Cash and cash equivalents, beginning of period                                          7,775       6,854
                                                                                     --------    --------
Cash and cash equivalents, end of period                                             $  4,740    $  7,250
                                                                                     ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID                                                                        $  1,068    $    586
                                                                                     ========    ========

    The accompanying notes are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

1.    BASIS OF PRESENTATION

Davel Communications, Inc. and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is the largest domestic independent payphone service provider in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 43,000 payphones in 46 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio with field service offices in seven geographically dispersed locations. The Company also utilizes subcontractors to collect and service its pay telephones in various parts of the United States.

The accompanying consolidated balance sheet of Davel and its subsidiaries at June 30, 2004 and the related consolidated statements of operations and cash flows for the six month periods ended June 30, 2004 and 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results for the full year.

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

2.    LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $46.2 million and $7.9 million for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. These losses were primarily due to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 4. In addition, as of June 30, 2004, the Company had a working capital deficit of $10.1 million, which includes $1.9 million of federal universal service fees and other past due obligations, and the Company's liabilities exceeded it assets by $110.4 million. Although the Company's lenders have waived all defaults and have agreed to defer certain payments, the Company was not in compliance with certain financial covenants and did not make a $1.4 million debt payment that was originally due under its Credit Facility (see Note 7). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, a special committee of independent members of the Company's Board of Directors (directors not employed by the Company nor affiliated with the Company or its major equity holders) was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan as either executed or planned for 2003 and 2004, respectively, include (i) the continued removal of unprofitable payphones, (ii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or other alternative carriers, (iii) the evaluation, sale or closure of unprofitable district operations, (iv) outsourcing payphone collection, service and maintenance activities to reduce operating costs, and (v) the further curtailments of operating expenses.

Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. In addition, as discussed in Note 7, the Company has been engaged in discussions with its lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its credit facility or that the new committee will be successful in identifying a significant strategic opportunity for the Company.

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

3.    EXIT AND DISPOSAL ACTIVITIES

In the first quarter of 2003, the Company began to outsource the assembly and repair of its payphone equipment and closed its warehouse and repair facility in Tampa, Florida that was previously utilized for such purpose. The Company incurred a loss from exit and disposal activities relating to this facility of approximately $0.3 million in the first quarter of 2003. In the fourth quarter of 2003, the Company outsourced the collection, service and maintenance of its payphones in the western region of the United States to reduce the cost of servicing its geographically disbursed payphones in this area. The Company closed eleven district offices and incurred a loss from exit and disposal activities of approximately $0.5 million relating to these facilities. This charge was recorded in the fourth quarter of 2003 when incurred. In the first half of 2004, the Company outsourced the servicing of additional payphones and closed eleven district offices located in Texas, Missouri, North Carolina, New York, Florida, Tennessee, and Georgia to further reduce its operating costs. The Company incurred an additional loss of $0.9 million relating to the closing of these additional district office facilities.

4.    IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

The Company reviews long-lived assets anticipated to be held and used, as well as goodwill, for impairment whenever events or changes in circumstances indicate the asset may be impaired. As of June 30, 2003, the Company completed a review of the carrying values of its payphone assets, including location contracts and payphone equipment (collectively "Payphone Assets"). A review was performed during the second quarter of 2003 when it became apparent to management that the effects of the continuing decline in payphone usage required reconsideration of the Company's operating projections. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the Company compared the carrying value of its Payphone Assets in each of the Company's operating districts to the estimated undiscounted future cash inflows over the remaining useful lives of the assets. The Company's operating districts are the lowest operational level for which discernable cash flows are internally reported and readily measurable on a periodic basis. In certain operating districts, the carrying values of the Payphone Assets exceeded the estimated undiscounted cash inflows projected for the respective operating district. In these instances, the

Company recorded an aggregate impairment loss of $9.7 million in the second quarter of 2003 to reduce the carrying value of such assets to estimated fair value, less cost to sell. Fair value was determined based on the higher of the present value of discounted expected future cash flows or the estimated market value of the assets for each of the operating districts in which an impairment existed.

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

Asset impairment charges were as follows for the quarter ended June 30, 2003 (in thousands):

Payphone Assets........................   $    9,686
Goodwill...............................       17,455
                                          ----------
 Total impairment charges..............   $   27,141
                                          ==========

Management exercised considerable judgment to estimate undiscounted and discounted future cash flows. The amount of future cash flows the Company will ultimately realize remains under continuous review, but could differ materially from the amounts assumed in arriving at the impairment loss. No further impairment was indicated and no loss was incurred in the six months ended June 30, 2004.

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

The Company currently reports revenues from dial-around compensation using the current $0.24 per-call rate and the Company's estimate of the average monthly compensable calls per phone, which is based upon the Company's historical collection experience and expected future developments. At June 30, 2004 and December 31, 2003, accounts receivable included $4.7 million and $7.4 million, respectively arising from dial-around compensation. Revenues from dial-around compensation were $4.2 million and 6.8 million in the six months ended June 30, 2004 and 2003, respectively. Dial-around compensation adjustments, which consist of amounts received by the Company under the Interim Order and other adjustments as described below, were $2.4 million in the first six months of 2004 and $3.9 million in the six months ended June 30, 2003.

In the second quarter of 2004, the Company reviewed its method of estimating accounts receivable relating to dial-around compensation, which includes estimates of expected future cash receipts based upon the historical pattern of payments received in the past. Due to the increasing volatility in historic payment patterns and the negative effects of recent unilateral carrier deductions and adjustments on the results of such estimates, the Company has concluded that the method previously used by the Company may not be indicative of amounts to be received in the future. Accordingly, while still predicated on historical cash collections, the Company has changed its method of estimating such future cash collections relating to dial-around compensation, which the Company believes will result in a more accurate estimate of future cash receipts and accounts receivable. This change in accounting estimate, together with the adjustment applicable to prior quarters, resulted in a $0.9 million non-cash charge to revenue in the quarter ended June 30, 2004, which is included in dial-around compensation adjustments in the accompanying consolidated statements of operations. The Company previously recorded reductions in accounts receivable applicable to prior quarters of $0.6 million in the first quarter of 2004, a portion of which related to deductions by long distance carriers for duplicate payments and uncompleted calls placed through resellers, and $1.0 million in the first quarter of 2003. Such reductions in accounts receivable have been reported as reductions in revenue from dial-around compensation.

As a result of orders issued by the FCC regarding dial-around compensation and the resulting litigation, the amount of revenue payphone service providers ("PSPs") were entitled to receive and the amount PSPs actually received has varied. In general, there have been underpayments of dial-around compensation from IXCs and other carriers from November 6, 1996 through October 6, 1997 (the "Interim Period") and overpayments to PSPs, including the Company, from October 7, 1997 through April 20, 1999 (the "Intermediate Period"). On January 31, 2002, the FCC released its Fourth Order on Reconsideration and Order on Remand (the "2002 Payphone Order") that provided a partial decision on how retroactive dial-around compensation adjustments for the Interim Period and Intermediate Period may apply. The 2002 Payphone Order increased the flat monthly dial-around compensation rate for true-ups between individual IXCs and PSPs during the Interim Period from $31.178 to $33.892 (the "Default Rate"). The Default Rate was based on 148 calls per month at $0.229 per call. The Default Rate also applied to flat rate dial-around compensation during the Intermediate Period when the actual number of dial-around calls for each payphone was not available. The 2002 Payphone Order excluded resellers but expanded the number of IXCs required to pay dial-around compensation during the Interim and Intermediate Periods. It also prescribed the Internal Revenue Service interest rate for refunds as the interest rate to be used to calculate overpayments and underpayments of dial-around compensation for the Interim Period and Intermediate Period.

The 2002 Payphone Order kept in place the per-call compensation rate during the Intermediate and subsequent periods but did not address the method of allocating dial-around compensation among IXCs responsible for paying fixed rate per-phone compensation. On October 23, 2002 the FCC released its Fifth Order on Reconsideration and Order on Remand (the "Interim Order"), which resolved all the remaining issues surrounding the Interim Period and the Intermediate Period true-up and specifically addressed how flat rate monthly per-phone compensation owed to PSPs would be allocated among the IXCs. The Interim Order also resolved how certain offsets to such payments would be handled and a host of other issues raised by parties in their remaining FCC challenges to the 2002 Payphone Order and prior orders issued by the FCC regarding dial-around compensation. In the Interim Order, the FCC ordered a true-up for the Interim Period and increased the adjusted monthly rate to $35.22 per payphone per month, to compensate for the three-month payment delay inherent in the dial-around payment system. The new rate of $35.22 per payphone per month is a composite rate, allocated among approximately five hundred carriers based on their estimated dial-around traffic during the Interim Period. The FCC also ordered a true-up requiring the PSPs, including the Company, to refund an amount equal to $.046 (the difference between the old $.284 rate and the subsequently revised $.238 rate) to each carrier that compensated the PSP on a per-call basis during the Intermediate Period. Interest on additional payments and refunds is to be computed from the original payment date at the IRS prescribed rate applicable to late tax payments. The FCC further ruled that a carrier claiming a refund from a PSP for the Intermediate Period must first offset the amount claimed against any additional payment due to the PSP from that carrier. Finally, the Interim Order provided that any net claimed refund amount owing to carriers cannot be offset against future dial-around payments without (1) prior notification and an opportunity to contest the claimed amount in good faith (only uncontested amounts may be withheld); and (2) providing PSPs an opportunity to "schedule" payments over a reasonable period of time.

The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. In the fourth quarter of 2002, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation representing the estimated amount due by the Company to certain dial-around carriers under the Interim Order. Of this amount, $2.5 million and $3.6 million is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets at June 30, 2004 and December 31, 2003, respectively. In July 2004, certain carriers deducted approximately $0.2 million from their current dial-around compensation payments, further reducing this liability. The remaining amount outstanding will be paid or deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers.

In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom, Inc (`WorldCom"), of which $3.9 million relates to the amount due from WorldCom under the Interim Order (see Note 6). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million, $0.4 million and $3.4 million of receipts from other carriers under the Interim Order that was recognized as revenue in the third and fourth quarters of 2003 and the first six months of 2004, respectively. Such revenues, less the $0.9 million charge in the second quarter of 2004 relating to the change in the Company's method of estimating accounts receivable as described above, have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the six months ended June 30, 2004 and 2003. The Company expects to receive a substantial amount of additional dial-around compensation from various carriers, of which $1.1 million was received and will be recognized as revenue subsequent to June 30, 2004 under the Company's accounting policy. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be paid or deducted from future dial-around payments.

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council (the "APCC") and the Regional Bell Operating Companies ("RBOCs") filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions support an approximate doubling of the current $0.24 rate. In response to the petitions, on September 2, 2002 the FCC placed the petitions out for comment and reply comment by interested parties, seeking input on how the Commission should proceed to address the issues raised by the filings. On October 28, 2003 the FCC adopted an Order and Notice of Proposed Rulemaking (the "October 2003 Rulemaking") to determine whether a change to the dial-around rate is warranted, and if so, to determine the amount of the revised rate. In the October 2003 Rulemaking, the FCC tentatively concluded that the methodology adopted in the Third Report and Order is the appropriate methodology to use in reevaluating the default dial-around compensation rate and requested comments on, among other things, the cost studies presented in the petitions. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $0.494 per call (the "2004 Order"). The new rate will become effective 30 days after publication of the 2004 Order in the Federal Register and may be subject to appeal by IXCs or other parties. Although the Company expects the 2004 Order to be in effect during the fourth quarter of 2004, the Company is unable to determine the potential increase in revenues due to the uncertainty regarding the effect of the rate increase, if any, on dial-around call volumes.

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

6.    SALE OF WORLDCOM CLAIM AND REGULATORY REFUNDS

On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from WorldCom. The amount received by the Company is equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by WorldCom (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company will be entitled to received from the purchaser 51% of the amount of the allowed claim in excess of the Scheduled Debt included in WorldCom's plan of reorganization as confirmed by the U. S. Bankruptcy Court. On April 21, 2004, WorldCom emerged from Chapter 11 bankruptcy protection. The Company is currently negotiating with WorldCom to reconcile the Scheduled Debt to the amount of the Company's proof of claim. Although the Company expects to settle its claim for an amount in excess of the Scheduled Debt, there can be no assurance that the Company will be able to collect 51% of such excess, if any, from the purchaser of its claim.

Of the $4.9 million of proceeds from the sale of the WorldCom bankruptcy claim, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 5. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $0.9 million was used to pay certain accounts payable, and $1.0 million was deposited in escrow with the Company's lenders. The remaining amount deposited in escrow at June 30, 2004 of approximately $0.5 million is available to fund certain business initiatives approved by the lenders.

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

7.    LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Following is a summary of long-term debt and obligations under capital leases as of June 30, 2004 and December 31, 2003 (in thousands):

                                                                                 JUNE  30   DECEMBER 31
                                                                                   2004        2003
                                                                                ---------    ---------
CREDIT FACILITY, due December 31, 2005:
  TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
  capitalized interest of $12,627 at June 30, 2004 ..........................   $  62,627    $  61,644
  TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
  capitalized interest of $12,868 at June 30, 2004 ..........................      63,868       65,077
NOTE PAYABLE, ($1,265 face value) due November 16, 2004 .....................       1,222        1,137
CAPITAL LEASE obligations with various interest rates and maturity dates
through 2005 ................................................................          11           98
                                                                                ---------    ---------
                                                                                  127,728      127,956
Less -- Current maturities ..................................................      (2,290)      (1,994)
                                                                                ---------    ---------
                                                                                $ 125,438    $ 125,962
                                                                                =========    =========

CREDIT FACILITY

On July 24, 2002 (the "closing date"), immediately prior to the PhoneTel Merger, the then existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the then existing junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the then existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's then existing junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance of $101.0 million (the "Credit Facility"), including a $1.0 million loan origination fee. Following the exchange and the PhoneTel Merger, the lenders of the Company's Credit Facility in the aggregate owned 95.2% of the outstanding common stock of the Company.

The combined restructured Credit Facility is due December 31, 2005 (the "maturity date") and consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the six months ended June 30, 2004 and the years ended December 31, 2003 and 2002, approximately $5.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

The Company has accounted for the debt exchange discussed above as a troubled debt restructuring and recorded a $181.0 million gain in 2002 relating to the extinguishments of its former junior credit facility and the issuance of additional common stock to the lenders. For accounting and reporting purposes, with respect to Davel's portion of the new Credit Facility ($64.1 million), all cash payments under the modified terms will be accounted for as reductions of indebtedness, and no interest expense will be recognized for any period between the closing date and the maturity date as it relates to that portion. In addition, amounts payable with respect to the PhoneTel portion of the new Credit Facility ($36.9 million) were initially recorded at the net present value of such payments in accordance with the purchase method of accounting. Interest expense is recognized on the PhoneTel portion of the restructured debt over the term of the debt using the interest method of accounting at a fair market rate of 15%. The following tabular presentation summarizes the establishment and current carrying value of the Credit Facility (amounts in thousands):

                                                                DAVEL       PHONETEL       TOTAL
                                                              ---------    ---------    ---------
Face value of credit facilities ...........................   $  64,135    $  36,865    $ 101,000
Premium: interest capitalization ..........................      24,122           --       24,122
Discount: present value of acquired debt ..................          --       (4,658)      (4,658)
                                                              ---------    ---------    ---------
Initial carrying value ....................................      88,257       32,207      120,464

Payment-in-kind interest in 2002 and 2003 .................      10,093        5,811       15,904
Principal and interest payments in 2003 ...................        (709)        (408)      (1,117)
Amortization of premiums and discounts in 2002 and 2003 ...     (10,229)       1,699       (8,530)
                                                              ---------    ---------    ---------
Carrying value on December 31, 2003 .......................      87,412       39,309      126,721

Payment-in-kind interest in 2004 ..........................       3,744        2,152        5,896
Principal and interest payments in 2004 ...................      (2,042)      (1,174)      (3,216)
Amortization of premiums and discounts in 2004 ............      (3,600)         694       (2,906)
                                                              ---------    ---------    ---------
Carrying value on June 30, 2004 ...........................   $  85,514    $  40,981    $ 126,495
                                                              =========    =========    =========

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

The Company was not in compliance with certain financial covenants under its Senior Credit Facility and, as a result, was in default under its Credit Facility from August 31, 2002 through January 31, 2003. In addition, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA financial covenants under the Credit Facility at December 31, 2002. On March 31, 2003, the Company executed an amendment to its Credit Facility (the "First Amendment") that reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company was required to maintain through December 31, 2003 and waived all defaults through the date of the amendment. It also amended the timing and amount of individual payments (but not the aggregate amount) due under Credit Facility during 2003 to coincide with the anticipated early retirement of the Senior Credit Facility resulting from the prepayment described below. Under the First Amendment, the Company was required to make monthly payments of $1,041,667 from July 1 through December 1, 2003. The First Amendment did not affect payments due after December 31, 2003.

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

As of June 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make a $1.4 million debt payment related to "Regulatory Receipts" received by the Company during the second quarter of 2004. On August 11, 2004, the Company executed an amendment (the "Third Amendment") that waived all defaults through the date of the amendment and provides for the deferred payment of approximately $1.4 million of "Regulatory Receipts". Under the Third Amendment, such amount is due in three equal quarterly installments of $466,000 on April 1, July 1 and October 1, 2005.

The Company has also been engaged in discussions with its lenders regarding the possibility of restructuring the debt outstanding under the Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Credit Facility.

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

8.    EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss per weighted average common share outstanding was $0.01 and $0.06 during the six months ended June 30, 2004 and 2003, respectively.

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

During the six-month periods ended June 30, 2004 and 2003, the Company did not incur any stock-based employee compensation expense under the intrinsic value or fair value based methods. Therefore, the reported amounts of net loss and net loss per share were the same as the amounts that would have been reported if the fair value method had been applied to all awards.

9.    COMMITMENTS & CONTINGENCIES

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint, as well as the first and second amended complaints were forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 has been continued to November 2004. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

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

10.   RELATED PARTY TRANSACTIONS

The Company's former chief executive officer, whose tenure ended in August 2003, was, during such tenure, a director, executive vice president and a 49% shareholder of Urban Telecommunications, Inc. ("Urban"). The Company earned revenue of $1,917,000 in 2003 from various telecommunication contractor services provided to Urban, principally residence and small business facility provisioning and inside wiring. Additionally, in 2003, Urban was paid $125,000 for providing the Company with pay telephone management and other services for the Company's payphone installations located in and around New York, New York. In October 2003, the Company and Urban terminated its service relationship. The net amount of accounts receivable due from Urban, which was collected in the first quarter of 2004, was $123,000 at December 31, 2003.

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

FINANCIAL CONDITION AND MANAGEMENT'S PLANS

The Company has incurred losses of approximately $46.2 million and $7.9 million for the year ended December 31, 2003 and the six months ended June 30, 2004, respectively. These losses were primarily due to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 4 to the consolidated financial statements. In addition, as of June 30, 2004, the Company had a working capital deficit of $10.1 million, which includes $1.9 million of federal universal service fees and other past due obligations, and the Company's liabilities exceeded it assets by $110.4 million. Although the Company's lenders have waived all defaults and have agreed to defer certain payments, the Company was not in compliance with certain financial covenants and did not make a $1.4 million debt payment that was originally due under its Credit Facility (see Note 7 to the consolidated financial statements). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

In July 2003, a special committee of independent members of the Company's Board of Directors (directors not employed by the Company nor affiliated with the Company or its major equity holders) was formed to identify and evaluate the strategic and financial alternatives available to the Company to maximize value for the Company's stakeholders. Thereafter, the Board of Directors appointed a new chief executive officer who has been actively engaged with management to improve the operating results of the Company. Significant elements of the plan as either executed or planned for 2003 and 2004, respectively, include (i) the continued removal of unprofitable payphones, (ii) reductions in telephone charges by changing to competitive local exchange carriers ("CLECs") or other alternative carriers, (iii) the evaluation, sale or closure of unprofitable district operations, (iv) outsourcing payphone collection, service and maintenance activities to reduce operating costs, and (v) the further curtailments of operating expenses.

Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. In addition, as discussed in Note 7 to the consolidated financial statements, the Company has been engaged in discussions with its lenders regarding the possibility of restructuring its outstanding debt. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its credit facility or that the new committee will be successful in identifying a significant strategic opportunity for the Company.

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

Non-coin calls include credit card, calling card, collect, and third party billed calls handled by operator service providers selected by the Company. Such operator service revenues are recognized based upon the commission received by the Company from the carriers of these calls.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

For the six months ended June 30, 2004, total revenues decreased approximately $15.3 million, or 35.9%, to approximately $27.3 million from approximately $42.6 million in the same period of 2003. This decrease was primarily due to a reduction in the average number of payphones in service resulting from the Company's aggressive program to remove unprofitable phones and other reductions in phone count during 2003 and 2004. The average number of payphones in service during the first half of 2004 declined by approximately 20,200 phones, or 31.2%, to approximately 44,500 phones compared to approximately 64,700 phones in service during the first half of 2003. The decline in total revenues was also attributable to adjustments to dial-around compensation, as discussed below, and increased competition from the wireless communications industry, resulting in lower average revenues per phone.

Coin call revenues decreased approximately $8.9 million, or 33.3%, to approximately $17.8 million in the six months ended June 30, 2004 from approximately $26.7 million in the first half of 2003. The decrease in coin call revenues was primarily attributable to the decrease in the number of average payphones in service, which declined by 31.2%.

Revenue from dial-around compensation decreased approximately $2.6 million, or 38.2%, to approximately $4.2 million in the six months ended June 30, 2004 from approximately $6.8 million in the first half of 2003. The decrease was primarily attributable to the decrease in the average number of payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower call volumes resulting from the growth in wireless communication services. Dial-around revenues were also unfavorably impacted by adjustments to accounts receivable of $0.6 million and $1.0 million in the first half of 2004 and 2003, respectively, to reflect deductions by long-distance carriers for duplicate payments and uncompleted calls placed through resellers and for changes in accounting estimates of prior quarter dial-around revenues. As discussed in Note 5 to the consolidated financial statements. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $.0494 per call (the "2004 Order").

The new rate will become effective 30 days after publication of the 2004 Order in the Federal Register and may be subject to appeal by IXCs or other parties. Although the Company expects the 2004 Order to be in effect during the fourth quarter of 2004, the Company is unable to determine the potential increase in revenues due to the uncertainty regarding the effect of the rate increase, if any, on dial-around call volumes.

Dial-around revenue adjustments are comprised of receipts from various carriers relating to the industry-wide true-up required under the FCC Interim Order and other adjustments (see Note 5 to the consolidated financial statements). In the six months ended June 30, 2003, the Company received approximately $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim due from WorldCom. Of this amount, $3.9 million related to the amount due from WorldCom under the Interim Order applicable to dial-around compensation (see Note 6). The net dial-around compensation adjustment for the six months ended June 30, 2004 was approximately $2.4 million, which included a non-cash charge for $0.9 million applicable to prior quarters relating to the change in the Company's method of estimating accounts receivable from dial-around compensation and the resulting adjustment to accounts receivable under that method. In addition, in accordance with the Company's accounting policy on regulated rate actions, the Company recorded $3.4 million of dial-around revenue adjustments in the first half of 2004, the period in which the Company received such revenues. The Company expects to receive a substantial amount of additional dial-around compensation from various carriers pursuant to the Interim Order. However, the amount the Company will ultimately be able to collect is dependent upon the willingness and ability of such carriers to pay, including the resolution of any disputes that may arise under the Interim Order. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be paid or deducted from future dial-around receipts.

Operator service and other revenues, which is comprised of long-distance revenues received from operator service providers and other non-carrier revenues, decreased approximately $2.4 million, or 45.3%, to approximately $2.9 million in the six months ended June 30, 2004 from approximately $5.3 million in the six months ended June 30, 2003. Of these amounts, long-distance revenues decreased approximately $1.5 million, to approximately $2.5 million in the first half of 2004 from approximately $4.0 million in the six months ended June 30, 2003. This decrease is attributable to fewer payphones in service, fewer completed long distance calls per phone, and reduced call time per call. Non-carrier revenues also decreased by $0.8 million compared to the first half of 2003 due to installation and repair services provided to a former related party that were discontinued in October 2003.

Telephone charges decreased approximately $5.2 million, or 39.4%, to approximately $8.0 million in the six months June 30, 2004 from approximately $13.2 million in the six months ended June 30, 2003. The decrease was primarily attributable to the decrease in the number of average payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower line charges resulting from the use of competitive local exchange carriers ("CLECs"). This decrease was offset in part by approximately $0.8 million of net credits in the first half of 2003 related to refunds of end user common line charges and amounts received under the FCC's "New Services Test" in certain states. The Company has executed additional contracts with LECs and CLECs and is pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time. In addition, the ability of the CLECs to continue to provide local access services to the Company at the current rates may be adversely impacted by the FCC's recent ruling which eliminated the requirement of the incumbent local exchange carriers to make elements of their networks available on an unbundled basis to new entrants at cost-based rates (the "UNE-P Ruling"). The Company is unable, at this time, to determine the impact of the UNE-P Ruling on its strategy to continue to reduce local access charges.

Commissions decreased approximately $2.9 million, or 38.7%, to approximately $4.6 million in the six months ended June 30, 2004 from approximately $7.5 million in the six months ended June 30, 2003. This decrease was primarily attributable to lower commissionable revenues resulting from the decrease in the average number of payphones in service and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

Service, maintenance and network costs decreased approximately $4.7 million, or 35.9%, to approximately $8.4 million in the six months ended June 30, 2004 from approximately $13.1 million in the six months ended June 30, 2003. In 2003, the Company implemented several cost reduction measures, including the removal of unprofitable payphones and a substantial reduction in the Company's workforce. In the fourth quarter of 2003 and the first half of 2004, the Company also began to outsource the service, maintenance and collection of its payphones in an effort to further reduce its operating costs. While the Company believes these changes will continue to have a favorable impact on operating results in the second half of 2004, no assurances can be given regarding the amount of cost savings the Company will be able to achieve.

Depreciation and amortization expense in the six months ended June 30, 2004 decreased approximately $5.2 million, or 43.7%, from approximately $11.9 million in the six months ended June 30, 2003 to $6.7 million recorded in the six months ended June 30, 2004. This decrease was primarily attributable to the decline in the number of average payphones in service and the reduction in the carrying value of the Company's payphone assets and location contracts resulting from the $9.7 million asset impairment charge recorded in the second quarter of 2003. These charges were required to write-down the carrying values of such assets their fair values as of June 30, 2003 (see below and Note 4 to the consolidated financial statements).

Selling, general and administrative expenses decreased approximately $1.2 million, or 25.0%, to approximately $3.6 million in the six months ended June 30, 2004 from approximately $4.8 million in the six months ended June 30, 2003. The decrease was primarily attributable to reductions in professional fees, rent, insurance, and other office expenses associated with the Company's cost savings initiatives implemented during 2003 and 2004.

Asset impairment losses totaling $27.1 million were incurred in the six months ended June 30, 2003. The loss consisted of a $9.7 million write-down in the carrying value of the Company's payphone assets and location contracts and a $17.5 million write-off of goodwill in accordance with SFAS No. 144 and SFAS No. 142, respectively (see Note 3 to the consolidated financial statements). Management reevaluated the Company's projected performance and reached the conclusion that financial results would not be sufficient to support the full carrying amount of the assets. These impairment charges were recorded in the second quarter of 2003. No further impairment was indicated and no loss was incurred in the six months ended June 30, 2004.

In the six months ended June 30, 2004, the Company incurred $0.9 million of exit and disposal activity costs. The Company outsourced the servicing, collection and maintenance of certain payphones and closed several district office facilities in Texas, Missouri, North Carolina, New York, Florida, Tennessee, and Georgia to reduce the Company's future operating costs. In the first half of 2003, the Company incurred a $0.3 million loss from exit and disposal activities related to the outsourcing and closing of the Company's warehouse and repair facility in Tampa, FL (see Note 3 to the consolidated financial statements).

Interest expense in the six months ended June 30, 2004 was approximately $3.3 million compared to $3.2 million in the first half of 2003.

The Company has not recorded any provision or benefit for Federal and State income taxes because of operating losses generated by the Company.

The Company had a net loss of $38.5 million in the six months ended June 30, 2003. Excluding the asset impairment charges of approximately $27.1 million in the first half of 2003, the net loss decreased approximately $3.5 million, or 30.7%, to approximately $7.9 million in the six months ended June 30, 2004 from approximately $11.4 million in the first half of 2003. The decrease in the loss occurred because the Company's ongoing efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

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

In the six months ended June 30, 2004, operating activities used $0.5 million of net cash, which resulted in a $5.1 million reduction in accounts payable, commissions and other accrued expenses. Such payments were funded from reductions in accounts receivable and other current assets and the Company's operating cash. The Company's operating cash included $3.4 million of receipts relating to dial-around compensation received in the first half of 2004 in connection with the FCC's Interim Order (see Note 5 to the consolidated financial statements). The Company also used its operating cash to make approximately $2.4 million of principal payments relating to its long-term debt and capital lease obligations. The Company's operating cash balance decreased by approximately $3.0 million during the six months ended June 30, 2004.

In the six months ended June 30, 2003, operating activities provided approximately $6.9 million of net cash, primarily due to collections of accounts receivable, including $4.6 million of receipts relating to refunds of telephone charges under the FCC's "New Services Test". The Company also received $4.9 million in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from WorldCom (see Note 6 to the consolidated financial statements). Approximately $3.2 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses and $5.8 million was used for payments on the Company's Senior Credit Facility. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility.

Subsequent to June 30, 2004, the Company received $1.1 million and paid $0.2 million of dial-around compensation relating to the FCC's Interim Order to various carriers. The net amount received after June 30, 2004 was used to pay the Company's outstanding debt, as required under the terms of the Company's Credit Facility, as amended. The Company expects to receive additional regulatory receipts, the net proceeds of which are required to be paid to the Company's lenders. The timing and amount of such receipts, which could be substantial, cannot be determined due to the uncertainty regarding the willingness and ability of the carriers to pay such amounts. In addition, there can be no assurance that the timing or amount of such receipts, if any, will be sufficient to offset the liability to certain other carriers that will be paid or deducted from future dial-around payments.

Capital expenditures for the six months ended June 30, 2004 were $0.4 million compared to $0.2 million in the first half of 2003. The Company's on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the six months ended June 30, 2004 and 2003 were both less than $0.1 million.

Credit Facility

On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Credit Facility of $101.0 million is due December 31, 2005 (the "maturity date") and originally consisted of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the six months ended June 30, 2004 and years ended December 31, 2003 and 2002, approximately $5.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

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

As of June 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make a $1.4 million debt payment related to "Regulatory Receipts" received by the Company during the second quarter of 2004. On August 11, 2004, the Company executed an amendment (the "Third Amendment") that waived all defaults through the date of the amendment and provides for the deferred payment of approximately $1.4 million of "Regulatory Receipts". Under the Third Amendment, such amount is due in three equal quarterly installments of $466,000 on April 1, July 1 and October 1, 2005.

The Company has also been engaged in discussions with its lenders regarding the possibility of restructuring the debt outstanding under the Credit Facility. Any such restructuring could potentially include a debt-for-equity exchange that may substantially dilute the interests of the Company's existing shareholders. There can be no assurance that the Company will be successful in negotiating a reduction in the outstanding balance of its Credit Facility.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Company's internal controls over financial reporting during the first half of 2004.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   See Exhibit Index.

      (b) The Company filed a Current Report on Form 8-K, dated May 14, 2004, reporting that the Company issued a press release announcing the results of operations for the quarter ended March 31, 2004 under
            Item 9, Regulation FD Disclosure.

EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
10.1                Third Amendment and Waiver to Amended, Restated, and Consolidated Credit Agreement, dated as of August 11, 2004, by and among Davel Financing Company, L.L.C., PhoneTel Technologies, Inc.,
                    Cherokee Communications, Inc., Davel Communications, Inc. the domestic subsidiaries of each of the foregoing, and Wells Fargo Foothill, Inc. (formerly Foothill Capital Corporation), as
                    Agent, and the lenders named therein.

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

                                                    DAVEL COMMUNICATIONS, INC.

Date: August 13, 2004                               /s/ DONALD L. PALIWODA
                                                  ------------------------------
                                                    Donald L. Paliwoda
                                                    Chief Financial Officer