Form 10-Q
period 2004-09-30
DAVEL COMMUNICATIONS INC
filed 2004-11-15
CIK 1072881

================================================================================

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 12, 2004, there were 615,018,963 shares of the Registrant's Common Stock outstanding.

================================================================================

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                           FORM 10-Q QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1

Financial Statements:

Consolidated Balance Sheets.............................................................   1

Consolidated Statements of Operations...................................................   2

Consolidated Statements of Cash Flows...................................................   3

Notes to Consolidated Financial Statements..............................................   4

ITEM 2

Management's Discussion and Analysis of Financial Condition and Results of Operations...  15

ITEM 3

Quantitative and Qualitative Disclosures about Market Risk..............................  22

ITEM 4

Disclosure Controls and Procedures......................................................  23

PART II OTHER INFORMATION

ITEM 1

Legal Proceedings.......................................................................  23

ITEM 6

Exhibits................................................................................  23

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

---------------------------------------------------------------------------------------------------------------------------

                                                                               SEPTEMBER 30
                                                                                   2004                      DECEMBER 31
                                                                               (UNAUDITED)                       2003
                                                                              ----------------             ----------------
ASSETS
      Current assets:
           Cash and cash equivalents                                                 $  4,313                     $  7,775
           Accounts receivable                                                          5,460                        7,975
           Other current assets                                                         1,617                        2,922
                                                                              ----------------             ----------------
                    Total current assets                                               11,390                       18,672

      Property and equipment, net                                                      16,150                       22,878
      Location contracts, net                                                           4,515                        6,746
      Other assets, net                                                                 1,563                        2,026
                                                                              ----------------             ----------------
                    Total assets                                                     $ 33,618                     $ 50,322
                                                                              ================             ================

LIABILITIES AND SHAREHOLDERS' DEFICIT
      Current liabilities:
           Current maturities of long-term debt and obligations under
               capital leases                                                        $  2,624                     $  1,994
           Accrued commissions payable                                                  7,404                        9,020
           Accounts payable and other accrued expenses                                 11,378                       15,847
                                                                              ----------------             ----------------
                    Total current liabilities                                          21,406                       26,861

      Long-term debt and obligations under capital leases                             124,768                      125,962
                                                                              ----------------             ----------------
                    Total liabilities                                                 146,174                      152,823
                                                                              ----------------             ----------------

      Commitments and contingencies                                                         -                            -
      Shareholders' deficit:
           Preferred stock - $0.01 par value, 1,000,000 share authorized,
               no shares outstanding                                                        -                            -
           Common Stock - $0.01 par value, 1,000,000,000 shares authorized,
               615,018,963 shares issued and outstanding                                6,150                        6,150
           Additional paid-in capital                                                 144,210                      144,210
           Accumulated deficit                                                       (262,916)                    (252,861)
                                                                              ----------------             ----------------
                    Total shareholders' deficit                                      (112,556)                    (102,501)
                                                                              ----------------             ----------------
                    Total liabilities and shareholders' deficit                      $ 33,618                     $ 50,322
                                                                              ================             ================


   The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------------------------------------


                                                       THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                                                       -------------------------------       -----------------------------------
                                                             2004            2003                    2004             2003
                                                       ---------------  --------------       ------------------  ---------------

REVENUES:
      Coin calls                                         $      8,605    $     12,872             $     26,355     $     39,571
      Dial-around compensation                                  2,142           3,606                    6,363           10,363
      Dial-around compensation adjustments                      2,196           4,016                    4,618            7,944
      Operator service and other                                1,643           3,026                    4,571            8,282
                                                       ---------------  --------------       ------------------  ---------------
                     Total revenues                            14,586          23,520                   41,907           66,160
                                                       ---------------  --------------       ------------------  ---------------

OPERATING EXPENSES:
      Telephone charges                                         3,156           5,895                   11,151           19,082
      Commissions                                               2,201           3,603                    6,818           11,083
      Service, maintenance and network costs                    4,119           6,409                   12,551           19,551
      Depreciation and amortization                             2,806           3,843                    9,480           15,742
      Selling, general and administrative                       2,426           2,840                    5,992            7,641
      Asset impairment charges                                      -               -                        -            9,686
      Goodwill impairment                                           -               -                        -           17,455
      Exit and disposal activities                                358               -                    1,263              311
                                                       ---------------  --------------       ------------------  ---------------
                     Total costs and expenses                  15,066          22,590                   47,255          100,551
                                                       ---------------  --------------       ------------------  ---------------

                     Operating income (loss)                     (480)            930                   (5,348)         (34,391)

OTHER INCOME (EXPENSE):
      Interest expense, net                                    (1,757)         (1,485)                  (5,038)          (4,734)
      Other                                                        95            (126)                     331              (14)
                                                       ---------------  --------------       ------------------  ---------------
                     Total other income (expense)              (1,662)         (1,611)                  (4,707)          (4,748)
                                                       ---------------  --------------       ------------------  ---------------

NET LOSS                                                 $     (2,142)   $       (681)            $    (10,055)    $    (39,139)
                                                       ===============  ==============       ==================  ===============


LOSS PER SHARE:

Net loss per common share, basic and diluted                   ($0.01)         ($0.01)                  ($0.02)          ($0.06)
                                                       ===============  ==============       ==================  ===============

Weighted average number of shares, basic and diluted      615,018,963     615,018,963              615,018,963      615,018,963
                                                       ===============  ==============       ==================  ===============

   The accompanying notes are an integral part of these financial statements.

DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------

                                                                                    NINE MONTHS ENDED SEPTEMBER 30
                                                                                 ---------------------------------------
                                                                                      2004                   2003
                                                                                 ----------------       ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                         $ (10,055)             $ (39,139)
      Adjustments to reconcile net loss to net cash flow from operating activities:
           Depreciation and amortization                                                   9,480                 15,742
           Amortization of deferred financing costs and non-cash interest                  3,272                  4,118
           (Gain) loss on disposal of assets                                                (151)                   202
           Asset impairment charges                                                            -                  9,686
           Goodwill impairment                                                                 -                 17,455
           Other                                                                               -                    233
      Changes in current assets and current liabilities:
           Accounts receivable                                                             2,515                  7,479
           Other current assets                                                            1,305                    602
           Accrued commissions payable                                                    (1,616)                (1,696)
           Accounts payable and accrued expenses                                          (4,469)                (7,804)
                                                                                 ----------------       ----------------
               Net cash from operating activities                                            281                  6,878
                                                                                 ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of assets                                                           388                      3
      Capital expenditures                                                                  (668)                  (522)
      Payments for location contracts                                                        (17)                  (166)
      (Increase) decrease in other assets                                                    375                   (351)
                                                                                 ----------------       ----------------
               Net cash from investing activities                                             78                 (1,036)
                                                                                 ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term debt                                                          (3,729)                (5,864)
      Principal payments under capital leases                                                (92)                  (158)
                                                                                 ----------------       ----------------
           Net cash from financing activities                                             (3,821)                (6,022)
                                                                                 ----------------       ----------------

           Net decrease in cash and cash equivalents                                      (3,462)                  (180)

Cash and cash equivalents, beginning of period                                             7,775                  6,854
                                                                                 ----------------       ----------------
Cash and cash equivalents, end of period                                               $   4,313              $   6,674
                                                                                 ================       ================


SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID                                                                          $   1,766              $     707
                                                                                 ================       ================


   The accompanying notes are an integral part of these financial statements.

                   DAVEL COMMUNICATIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

Davel Communications, Inc. and subsidiaries, (the "Company" or "Davel") was incorporated on June 9, 1998 under the laws of the State of Delaware. The Company is one of the largest independent payphone service providers in the United States of America. The Company operates in a single business segment within the telecommunications industry, operating, servicing, and maintaining a system of approximately 41,000 payphones in 45 states and the District of Columbia. The Company's headquarters is located in Cleveland, Ohio with field service offices in five geographically dispersed locations. The Company also utilizes subcontractors to collect and service the majority of its pay telephones in various parts of the United States.

The accompanying consolidated balance sheet of Davel and its subsidiaries at September 30, 2004 and the related consolidated statements of operations and cash flows for the nine month periods ended September 30, 2004 and 2003 are unaudited. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments necessary for a fair presentation of such consolidated financial statements have been included. Such adjustments consist only of normal, recurring items. Certain information and footnote disclosures normally included in audited financial statements have been omitted in accordance with generally accepted accounting principles for interim financial reporting. These interim consolidated financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-Q and with the Company's audited consolidated financial statements and the notes thereto in the Company's Form 10-K for the year ended December 31, 2003. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results for the full year.

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2. MOBILEPRO TRANSACTION

On September 3, 2004, the secured lenders of the Company entered into a Loan Purchase Agreement and Transfer and Assignment of Shares (as amended by letter agreement dated November 15, 2004, the "Purchase Agreement") with MobilePro Corp., its wholly owned subsidiary, Davel Acquisition, Inc. (together with MobilePro Corp., "MobilePro") and the Company. Under the Purchase Agreement, Davel Acquisition, Inc acquired from the secured lenders 100% of the Company's senior secured debt in the approximate principal amount of $102 million, a $1.3 million note payable by the Company to one of the secured lenders, and approximately 95.2% of the Company's issued and outstanding common stock owned by the secured lenders, all for a cash purchase price of $14.0 million (the "MobilePro Transaction"). Pursuant to the terms of the Purchase Agreement, subject to certain limitations, the secured lenders have agreed to reimburse the Company for the litigation cost and any losses resulting from a patent infringement lawsuit in which the Company is named as a defendant (see Note 10). The closing of the MobilePro Transaction occurred on November 15, 2004 and resulted in a change in control of the Company.

Provision was also made in the Purchase Agreement for the holders of the Company's common stock other than the secured creditors (the "Minority Stockholders"), whose holdings comprise approximately 4.8% of the outstanding Davel stock. MobilePro has agreed to purchase all of the shares of common stock held by the Minority Stockholders within 180 days of the closing date of the MobilePro Transaction. The purchase price to be offered to the Minority Stockholders shall be an amount per share of not less than $0.015, which, at the discretion of MobilePro, may be paid in cash or securities of MobilePro. The form of such purchase could be through a tender offer, a short-form merger, or some other means as MobilePro may determine. Prior to undertaking the purchase, MobilePro must retain an investment banker or other financial advisor to render an opinion that the terms of the purchase are fair, from a financial point of view, to the Minority Stockholders. MobilePro has deposited into a third-party escrow account at the closing of the transaction $450,000 of the purchase price, which is the approximate amount necessary to purchase for $0.015 per share the shares of Davel common stock currently held by the Minority Stockholders. In the event that the purchase is not made within 180 days of the closing of the MobilePro Transaction, the amount held in escrow would be distributed pro rata to the Minority Shareholders as a special distribution from MobilePro.

MobilePro funded the purchase price paid pursuant to the Purchase Agreement from the proceeds of a $15.2 million secured note payable to Airlie Opportunity Master Fund, Ltd. (the "MobilePro Credit Agreement"). Immediately following the closing of the MobilePro Transaction, the Company executed a joinder agreement with Airlie Opportunity Master Fund, Ltd. in which the Company has agreed to become jointly and severally liable with MobilePro under the MobilePro Credit Agreement. In addition, the MobilePro Credit Agreement has become secured by substantially all of the assets of the Company and is senior in right of payment to the Company's Credit Facility pursuant to a security agreement executed by MobilePro.

The MobilePro Credit Agreement provides for an initial principal payment of $2.2 million which is to be paid by MobilePro following the closing of the MobilePro Transaction. Interest on the outstanding principal balance is payable quarterly in arrears at an annual rate of 15%. In addition, the MobilePro Credit Agreement provides for payment-in-kind interest at a rate of 8% per annum which is added to principal on a quarterly basis and is payable at maturity, along with the outstanding principal balance, on November 15, 2005. MobilePro also has the option to extend the maturity date of the note for an additional six months upon payment of the lesser of (i) $1,315,582 or (ii) a 1.5% loan extension fee and accelerated payment of the next two quarterly cash interest payments.

3. LIQUIDITY AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $46.2 million and $10.1 million for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. These losses were primarily due to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 5. In addition, as of September 30, 2004, the Company had a working capital deficit of $10.0 million, which includes $1.6 million of federal universal service fees and other past due obligations, and the Company's liabilities exceeded its assets by $112.6 million. Although MobilePro, as the Company's sole secured lender, has waived all financial covenant defaults and has agreed to waive certain payments not previously made by the Company under the terms of the Credit Facility, the Company was not in compliance with the terms of its Credit Facility (see Note
8). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. As discussed in Note 2, the Company executed the Purchase Agreement with its secured lenders and MobilePro and has become a majority owned subsidiary of MobilePro. Due to its recent occurrence, the effects of this event on the Company's financial condition and liquidity are not yet fully determinable. However, as a result, the Company may be able to gain access to additional capital or other funding as a result of the MobilePro Transaction.

Notwithstanding the ongoing efforts to improve operating results, the Company, on a stand-alone basis, may continue to face liquidity shortfalls as it relates to the Company's past due obligations, including federal universal service fees. In the event the Company does not obtain the continuing financial support of its parent, including forbearance, if necessary, relating to payments due to MobilePro under the Company's Credit Facility, the Company might be required to dispose of assets to fund its operations or curtail its capital and other expenditures to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. EXIT AND DISPOSAL ACTIVITIES

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

In 2004, the Company outsourced the servicing of additional payphones and closed thirteen district offices located in Texas, Missouri, North Carolina, New York, Florida, Tennessee, Georgia, Mississippi, and the District of Columbia to further reduce its operating costs. The Company incurred an additional loss of $1.3 million relating to the closing of these additional district office facilities. The Company is planning to close four additional district office facilities in the fourth quarter of 2004 to complete its plan to outsource the servicing and maintenance of the majority of the Company's payphones. The estimated additional cost of these exit and disposal activities is not expected to be material.

5. IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

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

Asset impairment charges were as follows for the quarter ended June 30, 2003 (in thousands):

Payphone Assets..........................  $    9,686
Goodwill.................................      17,455
                                           ----------
   Total impairment charges..............  $   27,141
                                           ==========

Management exercised considerable judgment to estimate undiscounted and discounted future cash flows. The amount of future cash flows the Company will ultimately realize remains under continuous review, but could differ materially from the amounts assumed in arriving at the impairment loss. No further impairment was indicated and no loss was incurred in the nine months ended September 30, 2004.

6. DIAL-AROUND COMPENSATION

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

The Company currently reports revenues from dial-around compensation using the current $0.24 per-call rate and the Company's estimate of the average monthly compensable calls per phone, which is based upon the Company's historical collection experience and expected future developments. At September 30, 2004 and December 31, 2003, accounts receivable included $4.5 million and $7.4 million, respectively arising from dial-around compensation. Revenues from dial-around compensation were $6.4 million and $10.4 million in the nine months ended September 30, 2004 and 2003, respectively. Dial-around compensation adjustments, which consist of amounts received by the Company under the Interim Order and other adjustments as described below, were $4.6 million in the first nine months of 2004 and $7.9 million in the nine months ended September 30, 2003.

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

The Company and its billing and collection clearinghouse have reviewed the order and prepared the data necessary to bill or determine the amount due to the relevant dial-around carriers pursuant to the Interim Order. In the fourth quarter of 2002, the Company recorded a $3.8 million charge as an adjustment to revenues from dial-around compensation representing the estimated amount due by the Company to certain dial-around carriers under the Interim Order. Of this amount, $2.3 million and $3.6 million is included in accounts payable and other accrued expenses in the accompanying consolidated balance sheets at September 30, 2004 and December 31, 2003, respectively. In October 2004, certain carriers deducted approximately $0.5 million from their current dial-around compensation payments, further reducing this liability. The remaining amount outstanding will be paid or deducted from future quarterly payments of dial-around compensation to be received from the applicable dial-around carriers.

In March 2003, the Company received $4.9 million relating to the sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from MCI, Inc. ("MCI", formerly WorldCom, Inc.), of which $3.9 million relates to the amount due from MCI under the Interim Order (see Note 7). In accordance with the Company's policy on regulated rate actions, this revenue from dial-around compensation was recognized in the first quarter of 2003, the period such revenue was received. The Company also received $4.0 million, $0.4 million and $5.5 million of receipts from other carriers under the Interim Order that was recognized as revenue in the third and fourth quarters of 2003 and the first nine months of 2004, respectively. Such revenues, less the $0.9 million charge in the second quarter of 2004 relating to the change in the Company's method of estimating accounts receivable as described above, have been reported as dial-around compensation adjustments in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and 2003. Although the Company is entitled to receive a substantial amount of additional dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, have been assigned to the Company's former secured lenders in exchange for a reduction in the Company's secured debt (see Note 8).

On August 2, 2002 and September 2, 2002 respectively, the American Public Communications Council (the "APCC") and the Regional Bell Operating Companies ("RBOCs") filed petitions with the FCC to revisit and increase the dial-around compensation rate level. Using the FCC's existing formula and adjusted only to reflect current costs and call volumes, the APCC and RBOCs' petitions supported an approximate doubling of the current $0.24 rate. On August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $.494 per call (the "2004 Order"). The new rate became effective September 27, 2004, 30 days after publication of the 2004 Order in the Federal Register, and may be subject to appeal by IXCs or other parties. Although the 2004 Order is effective for the fourth quarter of 2004, the Company will not receive payments under the 2004 Order until April 2005; therefore, the Company is unable to determine the potential increase in revenue due to the uncertainty regarding the effect of the rate increase, if any, on dial-around call volumes.

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

7. SALE OF MCI CLAIM AND REGULATORY REFUNDS

On March 10, 2003, the Company received $4.9 million relating to the third-party sale of a portion of the Company's accounts receivable bankruptcy claim for dial-around compensation due from MCI. Of this amount, approximately $1.0 million related to the recovery of the Company's accounts receivable for unpaid dial-around compensation for the second and third quarters of 2002, for which the Company had previously provided an allowance for doubtful accounts, and approximately $3.9 million related to the Interim Order described in Note 6. In accordance with the Company's policy on regulated rate actions, the amount relating to the Interim Order was recognized as an adjustment to dial-around revenue in the accompanying consolidated statements of operations during the first quarter of 2003, the period in which such revenue was received. In March 2003, the Company used $3.0 million of the sales proceeds to pay a portion of the Company's balance due under the Company's Senior Credit Facility (including a $2.2 million prepayment of such debt), $0.9 million was used to pay certain accounts payable, and $1.0 million was deposited in escrow with the Company's lenders and used to fund certain business initiatives approved by the lenders. The remaining amount deposited in escrow at September 30, 2004 of approximately $0.2 million was used to fund acquisition expenses relating to the MobilePro Transaction.

The amount received by the Company relating to the partial sale of the MCI bankruptcy claim was equal to 51% of the amount listed in the debtor's schedule of liabilities (the "Scheduled Debt") filed by MCI (approximately $9.6 million), which amount is materially less than the balance included in the Company's proof of claim relating to the portion of the claim sold (approximately $17.7 million). Under the sale agreement, the Company is entitled to receive from the purchaser 51% of the amount of the allowed claim in excess of the Scheduled Debt included in MCI's plan of reorganization as confirmed by the U. S. Bankruptcy Court. On April 21, 2004, MCI emerged from Chapter 11 bankruptcy protection and on October 25, 2004, the Company entered into a settlement agreement with MCI and the purchaser of its claim. It is anticipated that in November 2004, the Company will receive from MCI approximately $2.5 million in cash and MCI common stock in full settlement of the remaining portion of its claim, including the Company's retained interest. In accordance with the Company's accounting policy on regulated rate actions, such revenue will be recognized as an adjustment to dial-around revenue in the fourth quarter of 2004.

During the nine months ended September 30, 2003, the Company received $4.7 million of refunds of prior period telephone charges relating to the new services test ("New Services Test" or "NST") in certain states. Of this amount, $3.8 million, $0.8 million, and $0.1 million were recognized as reductions in telephone charges in the fourth quarter of 2002, first quarter of 2003, and the third quarter of 2003, respectively. Approximately $2.8 million of these refunds were used to pay a portion of the balance due on the Company's Senior Credit Facility in 2003 and the balance was used for working capital purposes. Under the Telecom Act and related FCC Rules, LECs are required to provide local lines and service to PSPs in accordance with the FCC's NST guidelines. The FCC's NST guidelines require LECs to price payphone access lines at the direct cost to the LEC plus a reasonable allocation of overhead. The Company, through its memberships in various state payphone associations and independent actions, continues to pursue refunds from LECs relating to the New Services Test. These efforts involve petitioning the public service commissions in the states in which the LECs operate. Although the Company expects to obtain additional NST refunds in the future, such amounts, subject to certain limitations, have been assigned to the Company's former secured lenders in exchange for a reduction in the Company's secured debt (see Note 8).

During the fourth quarter of 2003, the Company received $1.4 million of telephone charge refunds from certain LECs relating to end user common line charges ("EUCL Charges"). Under a decision by the Court of Appeals for the District of Columbia Circuit, prior to April 1997, the Court determined that LECs were discriminating against IPPs because they did not assess their own payphone divisions with EUCL Charges. The Court ruled that these charges should be assessed equally to IPPs and their own payphone divisions to eliminate this subsidy to LEC payphone divisions. The Company and other IPPs have been successful in negotiating and recovering EUCL Charges relating to periods prior to April 1997 and expects to continue to obtain additional refunds in the future. However, the right to receive such refunds, subject to certain limitations, has been assigned to the Company's former secured lenders in exchange for a reduction in the Company's secured debt (see Note 8). EUCL and NST refunds have been included in the accompanying consolidated statements of operations as a reduction of telephone charges.

8. LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

Following is a summary of long-term debt and obligations under capital leases as of September 30, 2004 and December 31, 2003 (in thousands):

                                                                              SEPTEMBER 30   DECEMBER 31
                                                                                  2004          2003
                                                                              -----------    ------------
CREDIT FACILITY, due December 31, 2005:
  TERM NOTE A, ($50,000 face value) plus unamortized premium, discount and
  capitalized interest of $13,231 at September 30, 2004 ..................     $  63,231      $  61,644
  TERM NOTE B, ($51,000 face value) plus unamortized premium, discount and
  capitalized interest of $11,891 at September 30, 2004 ..................        62,891         65,077
NOTE PAYABLE, ($1,280 face value) due September 29, 2005 .................         1,265          1,137
CAPITAL LEASE obligations with various interest rates and maturity dates
through 2005 .............................................................             5             98
                                                                               ---------      ---------
                                                                                 127,392        127,956
Less -- Current maturities ...............................................        (2,624)        (1,994)
                                                                               ---------      ---------
                                                                               $ 124,768      $ 125,962
                                                                               =========      =========

SALE OF REGULATORY RECEIPTS AND CREDIT FACILITY

On November 11, 2004, the Company executed an agreement with its secured lenders (the "Exchange Agreement") to assign its right to receive certain future payments relating to "Regulatory Receipts" (NST refunds, EUCL refunds, and dial-around compensation received pursuant to the Interim Order, as defined in the Exchange Agreement) in exchange for an $18.0 million reduction in the principal balance of its Credit Facility. The Company assigned to the secured lenders the right to receive up to $18.0 million of Regulatory Receipts otherwise due to the Company not including the proceeds from the settlement of the Company's MCI bankruptcy claim, which the Company expects to receive in November 2004 (see Note 7), and after the Company receives and retains for its own use $0.7 million of Regulatory Receipts. The Company will recognize an $18.0 million gain relating to the Exchange Agreement in the fourth quarter of 2004.

On November 15, 2004, the Company's secured lenders sold their interests in the Credit Facility and the Company's common stock to a wholly owned subsidiary of MobilePro Corp., which became the Company's sole secured lender and the holder of 95.2% of the outstanding common stock of the Company. Immediately following the closing of the MobilePro Transaction, the Company executed a joinder agreement and became jointly and severally obligated with MobilePro on the $15.2 million MobilePro Credit Agreement used to fund the acquisition (see
Note 2).

CREDIT FACILITY

On July 24, 2002, (the "closing date"), a wholly owned subsidiary of Davel merged with and into PhoneTel Technologies, Inc. ("PhoneTel") pursuant to the Agreement and Plan of Reorganization and Merger, dated February 19, 2002, between the Company and PhoneTel (the "PhoneTel Merger"). On that same date, immediately prior to the PhoneTel Merger, the then existing PhoneTel junior lenders exchanged an amount of indebtedness that reduced the then existing junior indebtedness of PhoneTel to $36.5 million for 112,246,511 shares of PhoneTel common stock, which was subsequently exchanged for 204,659,064 shares of the Company in the PhoneTel Merger. Also, on this date, the then existing Davel junior lenders exchanged $237.2 million of outstanding indebtedness and $45.7 million of related accrued interest for 380,612,730 shares of common stock (with a value of $13.7 million, based upon market prices around the closing date), which reduced Davel's then existing junior indebtedness to $63.5 million. Upon completion of the debt exchanges, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities into a combined restructured junior credit facility with a principal balance of $101.0 million (the "Credit Facility"), including a $1.0 million loan origination fee. Following the exchange and the PhoneTel Merger, the lenders of the Company's Credit Facility in the aggregate owned 95.2% of the outstanding common stock of the Company.

The combined restructured Credit Facility is due December 31, 2005 (the "maturity date") and consists of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the nine months ended September 30, 2004 and the years ended December 31, 2003 and 2002, approximately $8.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

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

                                                                         DAVEL       PHONETEL         TOTAL
                                                                      ----------  --------------   -----------
Face value of credit facilities.....................................  $   64,135  $       36,865   $   101,000
Premium: interest capitalization....................................      24,122              --        24,122
Discount: present value of acquired debt............................          --          (4,658)       (4,658)
                                                                      ----------  --------------   -----------
Initial carrying value..............................................      88,257          32,207       120,464

Payment-in-kind interest in 2002 and 2003...........................      10,093           5,811        15,904
Principal and interest payments in 2003.............................        (709)           (408)       (1,117)
Amortization of premiums and discounts in 2002 and 2003.............     (10,229)          1,699        (8,530)
                                                                      ----------  --------------   -----------
Carrying value on December 31, 2003.................................      87,412          39,309       126,721

Payment-in-kind interest in 2004....................................       5,670           3,259         8,929
Principal and interest payments in 2004.............................      (3,306)         (1,900)       (5,206)
Amortization of premiums and discounts in 2004......................      (5,375)          1,053        (4,322)
                                                                      ----------  --------------   -----------
Carrying value on September 30, 2004................................  $   84,401  $       41,721   $   126,122
                                                                      ==========  ==============   ===========

The Credit Facility is secured by substantially all assets of the Company and was previously subordinate in right of payment to the Senior Credit Facility. The Credit Facility also provides for the payment of a 1% loan fee, payment of a $30,000 monthly administrative fee to Wells Fargo Foothill, Inc., as Agent for the lenders, and advanced payments of principal from excess cash flow and certain types of cash receipts. The Credit Facility includes covenants that require the Company to maintain a minimum level of combined earnings (EBITDA and Adjusted EBITDA, as defined in the Credit Facility) and limits the incurrence of cash and capital expenditures, the payment of dividends and certain asset disposals.

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

At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant contained in the Credit Facility, and therefore, was in default of the terms of the Credit Facility. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waived all defaults through the date of the amendment, reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduced the minimum payments due under the Credit Facility to $100,000 per month plus the monthly administrative fee through the maturity date on December 31, 2005. The Company was also required to make additional payments equal to 100% of any Regulatory Receipts received by the Company. As defined in the Credit Facility, Regulatory Receipts include prior year EUCL Charges and New Services Test refunds from LECs and net dial-around true-up refunds from long-distance carriers.

As of June 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make a $1.4 million debt payment related to Regulatory Receipts received by the Company during the second quarter of 2004. On August 11, 2004, the Company executed an amendment (the "Third Amendment") that waived all defaults through the date of the amendment and provided for the deferred payment of approximately $1.4 million of Regulatory Receipts. Under the Third Amendment, such amount is due in three equal quarterly installments of $466,000 on April 1, July 1 and October 1, 2005.

As of September 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make the scheduled monthly payments of $100,000 each due on October 1 and November 1, 2004. As described in Note 2 and above, the remaining outstanding balance due under the Credit Facility was purchased by a wholly owned subsidiary of MobilePro Corp. on November 15, 2004. On November 15, 2004, the Company and this subsidiary of MobilePro Corp. executed an amendment to the Credit Facility (the "Fourth Amendment") that waived all defaults through the date of the amendment and the monthly payments that were due on October 1 and November 1, 2004.

NOTE PAYABLE

In connection with the PhoneTel Merger, the Company assumed a $1.1 million note payable to Cerberus Partners, L.P. ("Cerberus") that provides for payment of principal, together with deferred interest at 5% per annum, on

 November 17, 2004. Cerberus and its affiliates were also lenders under the Credit Facility and Senior Credit Facility and a major shareholder of the Company. The note is secured by substantially all of the assets of PhoneTel and is subordinate in right of payment to the Company's Credit Facility. In connection with the PhoneTel Merger, the note was originally recorded at its net present value, including capitalized interest, in accordance with the purchase method of accounting. Interest expense is recognized over the term of the note using the interest method of accounting at a fair market rate of 15%. The note also includes a cross default provision that permits the holder to declare the note immediately due and payable if payments due under the Credit Facility are accelerated as a result of default. On November 15, 2004, Cerberus assigned its interest in the note payable to a subsidiary of MobilePro Corp. in connection with the Purchase Agreement (see Note 2). Also on November 15, 2004, the Company and MobilePro executed an amendment to extend the maturity date of the note until September 29, 2005.

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

9. EARNINGS PER SHARE AND STOCK-BASED COMPENSATION

The treasury stock method was used to determine the dilutive effect of the options and warrants on earnings per share data. Diluted loss per share is equal to basic loss per share since the exercise of the outstanding options and warrants would be anti-dilutive and resulted in no dilution for all periods presented. In accordance with SFAS No. 128 and the requirement to report "Earnings Per Share" data, the basic and diluted loss per weighted average common share outstanding was $0.02 and $0.06 during the nine months ended September 30, 2004 and 2003, respectively.

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

During the nine-month periods ended September 30, 2004 and 2003, the Company did not incur any stock-based employee compensation expense under the intrinsic value or fair value based methods. Therefore, the reported amounts of net loss and net loss per share were the same as the amounts that would have been reported if the fair value method had been applied to all awards.

10. COMMITMENTS & CONTINGENCIES

On or about September 16, 2004 the Company was served with a complaint, in civil action number 04-4303 captioned John R. Gammino v. Cellco Partnership d/b/a Verizon Wireless, et. al. filed in the United States District

Court for the Eastern District of Pennsylvania. Plaintiff claims that the Company's use of certain international call blocking technology infringes on one or more patents owned by the Plaintiff John R. Gammino (the "Gammino Patents"). Also named as defendants in the suit are Cellco Partnership d/b/a Verizon Wireless, Verizon Communications, Inc., Vodafone Group PLC, AT&T Corporation and Sprint Corporation. The claims alleged by the Plaintiff seek, among other damages, $7.6 million in royalty fees from the Company. On November 8, 2004, the Company responded by filing its answer, affirmative defenses and counterclaims.

The Company continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by the Company from third parties infringes upon the Gammino Patents. Additionally, the Company is assessing any and all rights it may have for indemnification by third parties from whom the international call blocking services are acquired. The Company intends to vigorously defend itself in this matter and pursue its counterclaims; however, the Company cannot at this time predict its likelihood of success on the merits or its success in seeking indemnification from the third parties from whom it purchases the call blocking services.

In connection with the MobilePro Transaction, the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them pursuant to the Exchange Agreement (see Note 8). Any such Regulatory Receipts will be deposited into a third-party escrow account and used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders.

On or about October 15, 2002, Davel was served with a complaint, in an action captioned Sylvia Sanchez et al. v. Leasing Associates Service, Inc., Armored Transport Texas, Inc., and Telaleasing Enterprises, Inc. Plaintiffs claim that the Company was grossly negligent or acted with malice and such actions proximately caused the death of Thomas Sanchez, Jr. a former Davel employee. On or about January 8, 2002, the Plaintiffs filed their first amended complaint adding a new defendant LAI Trust and on or about January 21, 2002 filed their second amended complaint adding new defendants Davel Communications, Inc., DavelTel, Inc. and Peoples Telephone Company. DavelTel, Inc. and Peoples Telephone Company are subsidiaries of the Company. The original complaint, as well as the first and second amended complaints were forwarded to Davel's insurance carrier for action; however, Davel's insurance carrier denied coverage based upon the workers compensation coverage exclusion contained in the insurance policy. The Company answered the complaint on or about January 30, 2003. The parties are currently engaged in the discovery process. The trial originally scheduled for June 2004 had been continued to November 2004; however, has been delayed by motion of the plaintiff and approval of the court. It is anticipated that the trial will be scheduled for March 2005. While Davel believes that it has meritorious defenses to the allegations contained in the second amended complaint and intends to vigorously defend itself, Davel cannot at this time predict its likelihood of success on the merits.

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

MOBILEPRO TRANSACTION AND ASSIGNMENT OF REGULATORY RECEIPTS

On September 3, 2004, the secured lenders of the Company entered into a Loan Purchase Agreement and Transfer and Assignment of Shares (as amended by letter agreement dated November 15, 2004, the "Purchase Agreement") with MobilePro Corp., its wholly owned subsidiary, Davel Acquisition, Inc. (together with MobilePro Corp., "MobilePro") and the Company. Under the Purchase Agreement, Davel Acquisition, Inc acquired from the secured lenders 100% of the Company's senior secured debt in the approximate principal amount of $102 million, a $1.3 million note payable by the Company to one of the secured lenders, and approximately 95.2% of the Company's issued and outstanding common stock owned by the secured lenders, all for a cash purchase price of $14.0 million (the "MobilePro Transaction"). Pursuant to the terms of the Purchase Agreement, subject to certain limitations, the secured lenders have agreed to reimburse the Company for the litigation cost and any losses resulting from a patent infringement lawsuit in which the Company is named as a defendant (see Note 10 to the consolidated financial statements). The closing of the MobilePro Transaction occurred on November 15, 2004 and resulted in a change in control of the Company.

Provision was also made in the Purchase Agreement for the holders of the Company's common stock other than the secured creditors (the "Minority Stockholders"), whose holdings comprise approximately 4.8% of the outstanding Davel stock. MobilePro has agreed to purchase all of the shares of common stock held by the Minority Stockholders within 180 days of the closing date of the MobilePro Transaction. The purchase price to be offered to the Minority Stockholders shall be an amount per share of not less than $0.015, which, at the discretion of MobilePro, may be paid in cash or securities of MobilePro. The form of such purchase could be through a tender offer, a short-form merger, or some other means as MobilePro may determine. Prior to undertaking the purchase, MobilePro must retain an investment banker or other financial advisor to render an opinion that the terms of the purchase are fair, from a financial point of view, to the Minority Stockholders. MobilePro has deposited into a third-party escrow account at the closing of the transaction $450,000 of the purchase price, which is the approximate amount necessary to purchase for $0.015 per share the shares of Davel common stock currently held by the Minority Stockholders. In the event that the purchase is not made within 180 days of the closing of the MobilePro Transaction, the amount held in escrow would be distributed pro rata to the Minority Shareholders as a special distribution from MobilePro.

On November 11, 2004, the Company executed an agreement with its secured lenders (the "Exchange Agreement") to assign its right to receive certain future payments relating to "Regulatory Receipts" (NST refunds, EUCL refunds, and dial-around compensation received pursuant to the Interim Order, as defined in the Exchange Agreement) in exchange for an $18.0 million reduction in the principal balance of its Credit Facility. The Company assigned to the secured lenders the right to receive up to $18.0 million of Regulatory Receipts otherwise due to the Company not including the proceeds from the settlement of the Company's MCI bankruptcy claim, which the Company expects to receive in November 2004 (see Note 7 to the consolidated financial statements), and after the Company receives and retains for its own use $0.7 million of Regulatory Receipts. The Company will recognize an $18.0 million gain relating to the Exchange Agreement in the fourth quarter of 2004.

FINANCIAL CONDITION AND MANAGEMENT'S PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of approximately $46.2 million and $10.1 million for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively. These losses were primarily due to declining revenues attributable to increased competition from providers of wireless communication services and the non-cash asset impairment losses in 2003 as described in Note 5 to the consolidated financial statements. In addition, as of September 30, 2004, the Company had a working capital deficit of $10.0 million, which includes $1.6 million of federal universal service fees and other past due obligations, and the Company's liabilities exceeded its assets by $112.6 million. Although MobilePro, as the Company's sole secured lender, has waived all financial covenant defaults and has agreed to waive certain payments not previously made by the Company under the terms of the Credit Facility, the Company was not in compliance with the terms of its Credit Facility (see Note 8). These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 Based upon the progress or successful completion of certain of the above initiatives, in April 2004, the Company formed a new committee of independent members of the Company's Board of Directors to evaluate other strategic opportunities available to the Company. As discussed in Note 2 to the consolidated financial statements, the Company executed the Purchase Agreement with its secured lenders and MobilePro and has become a majority owned subsidiary of MobilePro. Due to its recent occurrence, the effects of this event on the Company's financial condition and liquidity are not yet fully determinable. However, as a result, the Company may be able to gain access to additional capital or other funding as a result of the MobilePro Transaction.

Notwithstanding the ongoing efforts to improve operating results, the Company, on a stand-alone basis, may continue to face liquidity shortfalls as it relates to the Company's past due obligations, including federal universal service fees. In the event the Company does not obtain the continuing financial support of its parent, including forbearance, if necessary, relating to payments due to MobilePro under the Company's Credit Facility, the Company might be required to dispose of assets to fund its operations or curtail its capital and other expenditures to meet its debt service and other obligations. There can be no assurances as to the Company's ability to execute such dispositions, or the timing thereof, or the amount of proceeds that the Company could realize from such sales. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company also recognizes non-coin revenues from calls that are dialed from its payphones to gain access to a long distance company other than the one pre-programmed into the telephone or to make a traditional "toll free" call (dial-around calls). Revenues from dial-around calls are recognized based on estimates of calls made using most recent actual historical data and the Federal Communications Commission mandated dial-around compensation rate in effect. This is commonly referred to as "dial-around" access. (See Note 6 to the consolidated financial statements).

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

For the nine months ended September 30, 2004, total revenues decreased approximately $24.3 million, or 36.7%, to approximately $41.9 million from approximately $66.2 million in the same period of 2003. This decrease was primarily due to a reduction in the average number of payphones in service resulting from the Company's aggressive program to remove unprofitable phones and other reductions in phone count during 2003 and 2004. The average number of payphones in service during the nine months ended September 30, 2004 declined by approximately 18,000 phones, or 29.0%, to approximately 44,000 phones compared to approximately 62,000 phones in service during the same period of 2003. The decline in total revenues was also attributable to adjustments to dial-around compensation, as discussed below, and increased competition from the wireless communications industry, resulting in lower average revenues per phone.

Coin call revenues decreased approximately $13.3 million, or 33.6%, to approximately $26.3 million in the nine months ended September 30, 2004 from approximately $39.6 million in the nine months ended September 30, 2003. The decrease in coin call revenues was primarily attributable to the decrease in the average number of payphones in service, which declined by 29.0%, and lower revenues per phone resulting from increased competition from wireless communications.

Revenue from dial-around compensation decreased approximately $4.0 million, or 38.5%, to approximately $6.4 million in the nine months ended September 30, 2004 from approximately $10.4 million in the same period of 2003. The decrease was primarily attributable to the decrease in the average number of payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower call volumes resulting from the growth in wireless communication services. Dial-around revenues were also unfavorably impacted by adjustments to accounts receivable of $0.6 million and $1.0 million in the nine months ended September 30, 2004 and 2003, respectively, to reflect deductions by long-distance carriers for duplicate payments and uncompleted calls placed through resellers and for changes in accounting estimates of prior quarter dial-around revenues. As discussed in Note 6 to the consolidated financial statements, on August 12, 2004, the FCC released an order to increase the dial-around compensation rate from $0.24 to $.494 per call (the "2004 Order"). The new rate became effective on September 27, 2004 and may be subject to appeal by IXCs or other parties. Although the 2004 Order is expected to result in a substantial increase in dial-around revenue in the fourth quarter of 2004, the Company will not receive payments under the 2004 order until April 2005; therefore the Company is currently unable to determine the amount of this increase due to the uncertainty regarding the effect of the rate increase, if any, on dial-around call volumes.

Dial-around revenue adjustments are comprised of receipts from various carriers relating to the industry-wide true-up required under the FCC Interim Order and other adjustments (see Note 6 to the consolidated financial statements). In the nine months ended September 30, 2003, the Company received approximately $7.9 million of dial-around revenue adjustment, of which $4.9 million related to the sale of a portion of the Company's accounts receivable bankruptcy claim due from MCI. Of this amount, $3.9 million related to the amount due from MCI under the Interim Order applicable to dial-around compensation (see Note 7 to the consolidated financial statements). The net dial-around compensation adjustment for the nine months ended September 30, 2004 was approximately $4.6 million, which included a non-cash charge for $0.9 million applicable to prior quarters relating to the change in the Company's method of estimating accounts receivable from dial-around compensation and the resulting adjustment to accounts receivable under that method. In addition, in accordance with the Company's accounting policy on regulated rate actions, the Company recorded $5.5 million of dial-around revenue adjustments during the nine months ended September 30, 2004, the period in which the Company received such revenues. It is anticipated that in November 2004, the Company will receive approximately $2.5 million relating to the settlement of its MCI bankruptcy claim which will be recognized as revenue in fourth quarter of 2004. Although the Company expects to receive a substantial amount of additional dial-around compensation from various carriers pursuant to the Interim Order, the Company will only be able to retain the first $0.7 million of Regulatory Receipts the Company ultimately collects. The next $18.0 million in Regulatory Receipts has been assigned to its secured lenders pursuant to the Exchange Agreement executed on November 11, 2004 (see Note 8 to the consolidated financial statements).

Operator service and other revenues, which is comprised of long-distance revenues received from operator service providers and other non-carrier revenues, decreased approximately $3.7 million, or 44.6%, to approximately $4.6 million in the nine months ended September 30, 2004 from approximately $8.3 million in the nine months ended September 30, 2003. Of these amounts, long-distance revenues decreased approximately $2.3 million, to approximately $4.0 million in the nine months ended September 30, 2004 from approximately $6.3 million in the nine months ended September 30, 2003. This decrease is attributable to fewer payphones in service, fewer completed long distance calls per phone, and reduced call time per call. Non-carrier revenues also decreased by $1.4 million compared to the nine months ended September 30, 2003 primarily due to installation and repair services provided to a former related party that were discontinued in October 2003.

Telephone charges decreased approximately $7.9 million, or 41.4%, to approximately $11.2 million in the nine months ended September 30, 2004 from approximately $19.1 million in the nine months ended September 30, 2003. The decrease was primarily attributable to the decrease in the average number of payphones in service resulting from the Company's aggressive removal of unprofitable payphones in 2003 and lower line charges resulting from the use of competitive local exchange carriers ("CLECs"). Telephone charges were also favorably impacted in the third quarter of 2004 by $0.5 million of refunds relating to amounts overcharged by LECs in prior years. This decrease in telephone charges was offset in part by approximately $0.9 million of net credits in the nine months ended September 30, 2003 related to refunds of end user common line charges and amounts received under the FCC's "New Services Test" in certain states. The Company is continuing its strategy to reduce line charges with LECs and CLECs and is pursuing additional regulatory relief that it believes will further reduce local access charges on a per-phone basis, but is unable to estimate the impact of further telephone charge reductions at this time. However, the ability of the CLECs to continue to provide local access services to the Company at the current rates may be adversely impacted by the FCC's recent ruling which eliminated the requirement of the incumbent LECs to make elements of their networks available on an unbundled basis to new entrants at cost-based rates (the "UNE-P Ruling"). The Company is unable, at this time, to determine the impact of the UNE-P Ruling on its strategy to continue to reduce local access charges.

Commission expense decreased approximately $4.3 million, or 38.7%, to approximately $6.8 million in the nine months ended September 30, 2004 from approximately $11.1 million in the nine months ended September 30, 2003. This decrease was primarily attributable to lower commissionable revenues resulting from the decrease in the average number of payphones in service and management actions to re-negotiate contracts with lower rates upon renewal. The Company continues to actively review its strategies related to contract renewals in order to maintain its competitive position while retaining its customer base.

Service, maintenance and network costs decreased approximately $7.0 million, or 35.7%, to approximately $12.6 million in the nine months ended September 30, 2004 from approximately $19.6 million in the nine months ended September 30, 2003. In 2003, the Company implemented several cost reduction measures, including the removal of unprofitable payphones and a substantial reduction in the Company's workforce. In the fourth quarter of 2003 and the nine months ended September 30, 2004, the Company also began to outsource the service, maintenance and collection of its payphones in an effort to further reduce its operating costs. Through September 30, 2004, the Company has outsourced its operations for a majority of the Company's payphones and has closed twenty-four district offices. The Company plans to outsource its operations of four additional district offices in the fourth quarter of 2004. While the Company believes these changes will continue to have a favorable impact on operating results in the future, no assurances can be given regarding the amount of cost savings the Company will be able to achieve.

Depreciation and amortization expense in the nine months ended September 30, 2004 decreased approximately $6.2 million, or 39.5%, from approximately $15.7 million in the nine months ended September 30, 2003 to $9.5 million recorded in the nine months ended September 30, 2004. This decrease was primarily attributable to the decline in the average number of payphones in service and the reduction in the carrying value of the Company's payphone assets and location contracts resulting from the $9.7 million asset impairment charge recorded in the second quarter of 2003. These charges were required to write-down the carrying values of such assets to their fair values as of June 30, 2003 (see below and Note 5 to the consolidated financial statements).

Selling, general and administrative ("SG&A") expenses decreased approximately $1.6 million, or 21.1%, to approximately $6.0 million in the nine months ended September 30, 2004 from approximately $7.6 million in the nine months ended September 30, 2003. The decrease was primarily attributable to reductions in professional fees, rent, insurance, and other office expenses associated with the Company's cost savings initiatives implemented during 2003 and 2004. Such cost savings were partially offset by expenses relating to the MobilePro Transaction (see Note 2 to the consolidated financial statements) and severance costs incurred at the end of the third quarter of 2004 in connection with reductions in administrative staff. The Company expects further reductions in SG&A expenses in the remainder of 2004 and in 2005.

Asset impairment losses totaling $27.1 million were incurred in the nine months ended September 30, 2003. The loss consisted of a $9.7 million write-down in the carrying value of the Company's payphone assets and location contracts and a $17.5 million write-off of goodwill in accordance with SFAS No. 144 and SFAS No. 142, respectively (see Note 4 to the consolidated financial statements). Management reevaluated the Company's projected performance and reached the conclusion that financial results would not be sufficient to support the full carrying amount of the assets. These impairment charges were recorded in the second quarter of 2003. No further impairment was indicated and no loss was incurred in the nine months ended September 30, 2004.

In the nine months ended September 30, 2004, the Company incurred $1.3 million of exit and disposal activity costs. The Company outsourced the servicing, collection and maintenance of certain payphones and closed thirteen district office facilities in Texas, Missouri, North Carolina, New York, Florida, Tennessee, Georgia, Mississippi, and the District of Columbia to reduce the Company's future operating costs. In the nine months ended September 30, 2003, the Company incurred a $0.3 million loss from exit and disposal activities related to the outsourcing and closing of the Company's warehouse and repair facility in Tampa, FL (see Note 4 to the consolidated financial statements).

Interest expense in the nine months ended September 30, 2004 was approximately $5.0 million compared to $4.7 million in the nine months ended September 30, 2003. This increase in net interest expense was primarily due to the increase in the principal balance of the Company's Credit Facility resulting from interest capitalized in 2003.

The Company has not recorded any provision or benefit for Federal and State income taxes because of operating losses generated by the Company.

The Company had a net loss of $39.1 million in the nine months ended September 30, 2003. Excluding the asset impairment charges of approximately $27.1 million in the nine months ended September 30, 2003, the net loss decreased approximately $1.9 million, or 15.8%, to approximately $10.1 million in the nine months ended September 30, 2004 from approximately $12.0 million in the nine months ended September 30, 2003. The decrease in the loss occurred because the Company's ongoing efforts to reduce operating expenses, as noted above, exceeded the decline in revenues.

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

During the nine months ended September 30, 2004, operating activities provided approximately $0.3 million of net cash, which included $5.5 million of receipts relating to dial-around compensation received in connection with the FCC's Interim Order (see Note 6 to the consolidated financial statements). Such receipts, as well as other amounts received from the reductions in accounts receivable and other current assets, were used to reduce accounts payable, commissions and other accrued expenses by approximately $6.1 million. The Company also used its operating cash and net cash provided by operating activities to make approximately $3.8 million of principal payments relating to its long-term debt and capital lease obligations. As a result, the Company's operating cash balance decreased by approximately $3.5 million during the nine months ended September 30, 2004.

During the nine months ended September 30, 2003, operating activities provided approximately $6.9 million of net cash, primarily due to collections of accounts receivable, including $4.7 million of receipts relating to refunds of telephone charges under the FCC's "New Services Test". The Company also received $4.9 million in March 2003 relating to the sale of a portion of the Company's bankruptcy claim due from MCI (see Note 7 to the consolidated financial statements). Approximately $2.8 million of these amounts were used to reduce the Company's current liabilities for accounts payable, commissions, and accrued expenses, $5.8 million was used for payments on the Company's Senior Credit Facility and $1.0 was deposited in escrow with the Company's lenders. On May 2, 2003, the Company paid the remaining balance, including interest, due under the Senior Credit Facility.

On October 25, 2004, the Company entered into a settlement agreement with MCI and the purchaser of a portion of the Company's MCI dial-around bankruptcy claim. The Company is to receive from MCI approximately $2.5 million in cash and MCI common stock in full settlement of the remaining portion of its claim, including the Company's retained interest. In accordance with the Company's accounting policy on regulated rate actions, such revenue will be recognized as an adjustment to dial-around revenue in the fourth quarter of 2004. In addition, the net amount received will be used for working capital purposes and to pay the Company's outstanding debt due to MobilePro, as required under the terms of the Company's Credit Facility, as amended. Although the Company expects to receive additional amounts of dial-around compensation pursuant to the Interim Order, such amounts, subject to certain limitations, have been assigned the Company's former secured lenders under the Exchange Agreement (see Note 8 to the consolidated financial statements).

Capital expenditures for the nine months ended September 30, 2004 were $0.7 million compared to $0.5 million in the nine months ended September 30, 2003. The Company's on-going strategy of removing underperforming phones, combined with the existence of an extensive inventory of phone components, allows for minimal capital equipment expenditures. Payments relating to new and existing location contracts for the nine months ended September 30, 2004 and 2003 were $0.1 million and $0.2 million, respectively.

Credit Facility

On July 24, 2002, immediately prior to the PhoneTel Merger, Davel and PhoneTel amended, restated and consolidated their respective junior credit facilities. The combined restructured Credit Facility of $101.0 million is due December 31, 2005 (the "maturity date") and originally consisted of: (i) a $50.0 million cash-pay term loan ("Term Note A") with interest payable in kind monthly through June 30, 2003, and thereafter to be paid monthly in cash from a required payment of $1.25 million commencing on August 1, 2003, with such monthly payment increasing to $1.5 million beginning January 1, 2005, and the unpaid balance to be repaid in full on the maturity date; and (ii) a $51.0 million payment-in-kind term loan (the "PIK term loan" or "Term Note B") to be repaid in full on the maturity date. Amounts outstanding under the term loans accrue interest from and after the closing date at the rate of ten percent (10%) per annum. Interest on the PIK term loan accrues from the closing date and will be payable in kind. All interest payable in kind is added to the principal amount of the respective term loan on a monthly basis and thereafter treated as principal for all purposes (including the accrual of interest upon such amounts). During the nine months ended September 30, 2004 and years ended December 31, 2003 and 2002, approximately $8.9 million, $11.3 million and $4.6 million of interest, respectively, was added to the principal balances as a result of the deferred payment terms. Upon the occurrence and during the continuation of an event of default, interest, at the option of the holders, accrues at the rate of 14% per annum.

At December 31, 2003, the Company was not in compliance with the minimum Adjusted EBITDA covenant under the Credit Facility. On February 24, 2004, the Company executed an amendment (the "Second Amendment") that waived all defaults through the date of the amendment, reduced the minimum amount of EBITDA and Adjusted EBITDA that the Company is required to maintain through December 31, 2004, and provides for the negotiation of revised quarterly covenant levels for EBITDA and Adjusted EBITDA in 2005. Beginning December 1, 2003, the Second Amendment reduced the minimum payments due under the Credit Facility to $100,000 per month plus the monthly administrative fee through the maturity date on December 31, 2005. The Company is also required to make additional payments equal to 100% of any Regulatory Receipts received by the Company. As defined in the Credit Facility, Regulatory Receipts include prior year EUCL Charges and New Services Test refunds from LECs and net dial-around true-up refunds from long-distance carriers.

As of June 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make a $1.4 million debt payment related to Regulatory Receipts received by the Company during the second quarter of 2004. On August 11, 2004, the Company executed an amendment (the "Third Amendment") that waived all defaults through the date of the amendment and provided for the deferred payment of approximately $1.4 million of Regulatory Receipts. Under the Third Amendment, such amount is due in three equal quarterly installments of $466,000 on April 1, July 1 and October 1, 2005.

As of September 30, 2004, the Company was not in compliance with the minimum EBITDA and Adjusted EBITDA covenants, as defined in the Credit Facility, and did not make the scheduled monthly payments of $100,000 each due on October 1 and November 1, 2004. On November 11, 2004, the Company executed the Exchange Agreement with its secured lenders to assign its right to receive up to $18.0 million of future payments relating to Regulatory Receipts in exchange for an $18.0 million reduction in the principle balance of its Credit Facility. On November 15, 2004, the Company's secured lenders sold their interests in the Credit Facility and the Company's common stock to a wholly owned subsidiary of MobilePro Corp., which became the Company's sole secured lender and the holder of 95.2% of the outstanding common stock of the Company (see above and Note 2 to the consolidated financial statements). On November 15, 2004, the Company and this subsidiary of MobilePro Corp. executed an amendment to the Credit Facility (the "Fourth Amendment") that waived all defaults through the date of the amendment and the monthly payments that were due on October 1 and November 1, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in the Company's internal controls over financial reporting during the first nine months of 2004.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 16, 2004 the Company was served with a complaint, in civil action number 04-4303 captioned John R. Gammino v. Cellco Partnership d/b/a Verizon Wireless, et. al. filed in the United States District Court for the Eastern District of Pennsylvania. Plaintiff claims that the Company's use of certain international call blocking technology infringes on one or more patents owned by the Plaintiff John R. Gammino (the "Gammino Patents"). Also named as defendants in the suit are Cellco Partnership d/b/a Verizon Wireless, Verizon Communications, Inc., Vodafone Group PLC, AT&T Corporation and Sprint Corporation. The claims alleged by the Plaintiff seek, among other damages, $7.6 million in royalty fees from the Company. On November 8, 2004, the Company responded by filing its answer, affirmative defenses and counterclaims.

The Company continues to review and investigate the allegations set forth in the complaint, continues to assess the validity of the Gammino Patents and is in the process of determining whether the technology purchased by the Company from third parties infringes upon the Gammino Patents. Additionally, the Company is assessing any and all rights it may have for indemnification by third parties from whom the international call blocking services are acquired. The Company intends to vigorously defend itself in this matter and pursue its counterclaims; however, the Company cannot at this time predict its likelihood of success on the merits or its success in seeking indemnification from the third parties from whom it purchases the call blocking services.

In connection with the MobilePro Transaction (see Note 2 to the consolidated financial statements), the former secured lenders, subject to certain limitations, have agreed to reimburse the Company for the litigation cost and any losses resulting from the Gammino lawsuit. The former secured lenders have agreed to fund such costs from future Regulatory Receipts that were assigned to them pursuant to the Exchange Agreement (see Note 8 to the consolidated financial statements). Any such Regulatory Receipts will be deposited into a third-party escrow account and used to reimburse the Company for costs incurred. The secured lenders are not required to fund the escrow account or otherwise reimburse the Company for amounts, if any, in excess of actual Regulatory Receipts collected. Any amount remaining in the escrow account at the conclusion of the litigation is to be returned to the former secured lenders.

In addition to legal proceedings disclosed in the Company's Form 10K for the year ended December 31, 2003 and elsewhere herein, the Company is involved in routine litigation arising in the normal course of its business which it believes will not materially affect its financial position or results of operations.

ITEM 6. EXHIBITS

The Exhibits listed on the accompanying Index to the Exhibits are filed as part of this Report.

EXHIBIT INDEX

Exhibit No.                               Description
-----------                               -----------
10.1              Loan Purchase Agreement and Transfer and Assignment of Shares
                  dated September 3, 2004, by and among MobilePro Corp., its wholly-owned subsidiary, Davel Acquisition Corp., Davel
                  Communications, Inc., Wells Fargo Foothill, Inc., as Agent,
                  and the lenders that are signatories to the Amended, Restated, and Consolidated Credit Agreement dated July 24, 2002, as
                  amended.

31.1              Certification of Chief Executive Officer pursuant to
                  Sarbanes-Oxley Act of 2002 Section 302.

31.2              Certification of Chief Financial Officer pursuant to
                  Sarbanes-Oxley Act of 2002 Section 302.

32.1              Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.



CORPORATE INFORMATION

CORPORATE HEADQUARTERS

Davel Communications, Inc.
200 Public Square, Suite 700
Cleveland, Ohio 44114
www.davelgroup.com


WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION FILINGS


All reports filed electronically by Davel Communications, Inc. with the United States Securities and Exchange Commission (SEC), including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the SEC's Web site at www.sec.gov.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAVEL COMMUNICATIONS, INC.

Date: November 15, 2004                     /s/ DONALD L. PALIWODA
                                            --------------------------------
                                            Donald L. Paliwoda
                                            Chief Financial Officer